Form 10-Q
period 1995-06-30
PORTSMOUTH BANK SHARES INC
filed 1995-08-08
CIK 825534

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended             June 30, 1995
                  --------------------------------------------------------------

Commission file number           #0-16510
- --------------------------------------------------------------------------------


                          PORTSMOUTH BANK SHARES, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


        New Hampshire                                                02-0417778
- -----------------------------------------------             -------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                               Identification No.)

  333 State Street, Portsmouth, New Hampshire                           03801
- --------------------------------------------------------             ----------
(Address of principal executive officers)                            (Zip Code)

                                 (603) 436-6630
                                 --------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
                                 --------------
                 (Former name, former address and former fiscal
                      year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES X .         NO   .
                                              ---            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common Stock, $.10 Par Value -- 5,624,762 shares as of June 30, 1995
- --------------------------------------------------------------------

                 FORM 10Q QUARTERLY REPORT -- TABLE OF CONTENTS

                                                                                                  Page
PART I - FINANCIAL INFORMATION
- ------  ----------------------

Item 1.          Financial Statements
                 Consolidated Balance Sheets - June 30, 1995
                 and December 31, 1994                                                             3

                 Consolidated Statements of Income - Three
                 and six months ended June 30, 1995 and 1994                                       4

                 Consolidated Statements of Changes in
                 Stockholders' Equity - June 30, 1995
                 and December 31, 1994                                                             5

                 Consolidated Statements of Cash Flows - Six
                 months ended June 30, 1995 and 1994                                               6

                 Notes to Consolidated Financial Statements -
                 June 30, 1995                                                                     8

Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                    10

PART II - OTHER INFORMATION
- ---------------------------

Item 1.          Legal Proceedings                                                                17

Item 2.          Changes in Securities                                                            17

Item 3.          Defaults Upon Senior Securities                                                  17

Item 4.          Submission of Matters to a Vote                                                  17

Item 5.          Other Information                                                                17

Item 6.          Exhibits and Reports on Form 8-K                                                 17

SIGNATURES                                                                                        18
- ----------

                                 Part I - Financial Information
                          Portsmouth Bank Shares, Inc. and Subsidiary
                                  Consolidated Balance Sheets
                                                                                      June 30,          Dec. 31,
                                                                                        1995              1994
                                                                                      --------          --------
                                                                                             (Unaudited)
                                                                                            (In thousands)
ASSETS
Cash and due from banks                                                                $ 4,869          $  4,187
Interest-bearing deposits with
  the Federal Home Loan Bank                                                            27,539             9,133
Investment securities:
  Held to maturity (market value $39,475 at June 30,                                    39,692            44,205
    1995 and $43,004 at December 31, 1994)
  Available for sale (at market)                                                       108,537           110,702
Loans (Note 2)                                                                          77,283            80,185
  Less:  Unearned income                                                                  (704)             (734)

         Allowance for loan losses (Note 3)                                               (763)             (767)
                                                                                      ---------         ---------
         Net loans                                                                      75,816            78,684
Premises and equipment                                                                     940               966
Other real estate owned (Note 4)                                                           717               948
Other assets                                                                             5,201            11,684
                                                                                      --------          --------
TOTAL ASSETS                                                                          $263,311          $260,509
                                                                                      ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:

  Non-interest bearing                                                                 $ 2,002          $  2,698
  Interest bearing                                                                     191,000           192,698
                                                                                      --------          --------
    Total deposits                                                                     193,002           195,396
Other liabilities                                                                        2,080             1,124
Liability in connection with funds
  borrowed by the ESOP to acquire common stock                                               0                74
                                                                                      --------          --------
TOTAL LIABILITIES                                                                      195,082           196,594

SHAREHOLDERS' EQUITY:

Preferred stock, par value $.10 per share-
  authorized but unissued 15,000,000 shares
Common stock, par value $.10 per share-
  authorized 25,000,000 shares in 1995 & 1994;
  issued 6,357,112 shares in 1995 & 6,336,126 in 1994
  outstanding shares- 5,624,762 in 1995 &
  5,570,508 in 1994                                                                        636               624

Paid-in capital                                                                         31,619            30,346
Retained earnings                                                                       38,728            38,501
Net unrealized holding gain (loss) on AFS securities                                     2,939              (550)
                                                                                      --------          ---------
                                                                                        73,922            68,921
Less:  Unearned Compensation - ESOP                                                          0               (74)
       Cost of Treasury Stock: 1995-732,350 shares
                               1994-666,750 shares                                      (5,693)           (4,932)
                                                                                      ---------         ---------
           Total Shareholders' Equity                                                   68,229            63,915
                                                                                      --------          --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $263,311          $260,509
                                                                                      ========          ========
Book value per share                                                                  $  12.13         *$  11.25
                                                                                      ========          ========

 (see notes to consolidated financial statements)
* Adjusted  for a 2% stock dividend paid on March 15, 1995


                                          Portsmouth Bank Shares, Inc. and Subsidiary
                                               Consolidated Statements of Income
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                      Three Months Ended                        Six Months Ended
                                                                                         June 30 (Unaudited)
                                                                                            (In thousands)
                                                                        1995             1994           1995             1994
                                                                        ----             ----           ----             ----
Interest and dividend income:
  Interest and fees on loans                                           $1,691           $1,642         $3,366           $3,363
  Interest on investment securities:
      Taxable                                                           2,280            2,201          4,600            4,453
      Tax exempt                                                           72              134            106              207
  Other interest                                                          297              169            545              363

  Dividends on marketable equity securities                               295              281            618              543
                                                                       ------          -------         ------           ------
      Total interest and dividend income                                4,635            4,427          9,235            8,929
                                                                       ------          -------         ------           ------

Interest expense:
  Interest on deposits                                                  1,837            1,483          3,437            2,985
                                                                        -----           ------          -----            -----
      Total interest expense                                            1,837            1,483          3,437            2,985
                                                                        -----           ------          -----            -----

      Net interest and dividend income                                  2,798            2,944          5,798            5,944


Provision for loan losses                                                   0                0              0                0
                                                                        -----           ------          -----            -----
      Net interest and dividend income                                  2,798            2,944          5,798            5,944
      after provision for loan losses                                   -----           ------          -----            -----



Other income:
  Service charges on deposit accounts                                      67               68            132              132
  Investment securities gains                                             187              138            187              209
  Gain (Loss) on sale of OREO                                               0                6             (7)               6
  Other                                                                     4                3             13               12
                                                                        -----           ------          -----            -----
                                                                          258              215            325              359
                                                                        -----           ------          -----            -----

Other expense:
  Salaries and employee benefits                                          541              483          1,081              996
  Occupancy expense                                                        96              122            199              240
  Other                                                                   367              498            748              873
                                                                       ------          -------         ------           ------
                                                                        1,004            1,103          2,028            2,109
                                                                       ------          -------         ------           ------
Income before income taxes                                              2,052            2,056          4,095            4,194
Income taxes                                                              606              590          1,202            1,236
                                                                       ------          -------         ------           ------

      Net income:                                                      $1,446           $1,466         $2,893           $2,958
                                                                       ======          =======         ======           ======

  Earnings per share                                                   $ 0.26         *$  0.26         $ 0.52          *$ 0.52
  Dividends declared                                                     0.13         *   0.11           0.25          *  0.22
                                                                       ======          =======         ======           ======

(see notes to consolidated financial statements)
*Adjusted for a 2% stock dividend paid March 15, 1995


                                            Portsmouth Bank Shares, Inc. and Subsidiary
                                    Consolidated Statements of Changes in Stockholders' Equity

                                                            June 30, 1995
                                                            (In thousands)
                                                             (Unaudited)


                                                                                                                         NET
                                                                                                                      Unrealized
                                                                                                         Unearned       Holding
                                                         Common     Paid-in    Retained       Treasury     Comp       Gain (Loss)
                                                         Stock      Capital     Earnings       Stock       ESOP        AFS Secur
                                                         -----      -------     --------       -----       ----        ---------
  Balance December 31, 1993..........                    $414       $30,415      $36,638      $(3,908)     $(147)         $

  Net income.........................                                              5,887
  Payment of principal on
   Employee Stock Ownership
   Plan loan....... .................                                                                         73
  Purchase of treasury stock.........                                                          (1,024)

  Dividends declared ($.72 per share)                                             (4,022)
  Stock split declared...............                     208          (208)

  Issuance of common stock...........                       2           139           (2)
  Net realized holding gain (loss) on
    available for sale securities....                                                                                      (550)
                                                         ----       -------      -------      -------       ----          -----
  Balance, December 31, 1994.........                     624        30,346       38,501       (4,932)       (74)          (550)

  Net income.........................                                              2,893
  Payment of principal on
   Employee Stock Ownership
   Plan loan.........................                                                                         74

  Issuance of common stock...........                       1            37
  Purchase of treasury stock.........                                                            (761)

  Dividends declared ($.25 per share)                                             (1,413)
  Stock dividend declared............                      11         1,236       (1,253)

  Change in net unrealized holding gain
   (loss) on AFS securities .........                                                                                      3,489
                                                         ----       -------      -------                    ----          ------
  Balance, June 30, 1995............                     $636       $31,619      $38,728      $(5,693)      $  0          $2,939
                                                         ====       =======      =======      =======       ====          ======

                                    Portsmouth Bank Shares, Inc. and Subsidiary
                                       Consolidated Statements of Cash Flows
                                         For the Six Months Ended June 30,
                                                                                      1995                        1994
                                                                                      ----                        ----
                                                                                                  (Unaudited)
                                                                                                 (In thousands)
 Increase (decrease) in cash and cash equivalents

   Cash flows from operating activities:


   Interest received                                                                   $10,173                   $ 9,663
   Service charges and other income received                                               145                       144
   Interest paid                                                                        (3,434)                   (2,986)
   Cash paid to suppliers and employees                                                 (2,203)                   (2,166)
   Income taxes paid                                                                      (401)                   (1,404)
                                                                                       -------                   -------
   Net cash provided by operating activities                                             4,280                     3,251
                                                                                       -------                   -------
   Cash flows from investing activities:

   Proceeds received from sales of other
      real estate owned                                                                      0                        52
   Purchases of securities available-for-sale                                           (2,124)                  (14,381)
   Purchases of securities held-to-maturity                                             (6,821)                  (15,060)
   Sales of securities available-for-sale                                                2,062                    15,761
   Maturities of securities available-for-sale                                          12,600                     4,550
   Maturities of securities held-to-maturity                                            11,375                     6,220
   Recoveries of loans previously charged off                                                1                         0
   Net decrease in loans                                                                 3,121                     2,056
   Capital expenditures                                                                    (20)                       (2)
   (Decrease) increase in other liabilities                                               (876)                       93
   Increase (decrease) in other assets                                                      26                      (115)
                                                                                       -------                   -------
   Net cash provided by (used in) investing                                             19,344                      (826)
      activities                                                                       -------                   -------


   Cash flows from financing activities:

   Proceeds from sale of common stock                                                       38                        72
   Purchase of treasury stock                                                             (761)                     (885)
   Net decrease in demand deposits, NOW, money
      market and savings accounts                                                      (15,702)                   (4,463)
   Net increase (decrease) in time deposits                                             13,308                    (4,564)
   Dividends paid                                                                       (1,419)                   (1,232)
                                                                                       -------                   -------
   Net cash used in financing activities                                                (4,536)                  (11,072)
                                                                                       -------                   -------

   Net increase (decrease) in cash and cash
       equivalents                                                                      19,088                    (8,647)
   Cash and cash equivalents at beginning of
       period                                                                           13,320                    38,360
                                                                                       -------                   -------
   Cash and cash equivalents at end of period                                          $32,408                   $29,713
                                                                                       =======                   =======

                                 Portsmouth Bank Shares, Inc. and Subsidiary
                                    Consolidated Statements of Cash Flows
                                      For the Six Months Ended June 30,
                                                 (Continued)


                                                                                   1995                   1994
                                                                                   ----                   ----
                                                                                           (Unaudited)
                                                                                          (In thousands)
Reconciliation of net income to net cash
 provided by operating activities:


Net income                                                                          $2,893                 $2,958
                                                                                    ------                 ------
Adjustments to reconcile net income to net
 cash provided by operating activities:

Increase in cash surrender value                                                       (87)                   (78)
Depreciation and amortization                                                           46                     68
Increase (decrease) in taxes payable                                                   801                   (168)
Decrease in interest receivable                                                        545                     91
Increase (decrease) in interest payable                                                  3                     (1)
Decrease in accrued expenses                                                           (70)                   (13)
Increase in prepaid expenses                                                           (18)                   (20)
Amortization, net of accretion, of investment
 securities                                                                            423                    632
Net gain on sales of investments                                                      (187)                  (209)
Change in unearned income                                                              (30)                    11

Deferred compensation                                                                  (46)                   (37)
Provision for loan loss                                                                  0                      0
Writedown of other real estate owned                                                     0                     23
Gain (loss) on sales of other real estate owned                                          7                     (6)
                                                                                    ------                 ------
  Total adjustments                                                                  1,387                    293
                                                                                    ------                 ------
  Net cash provided by operating activities                                         $4,280                 $3,251
                                                                                    ======                 ======

Non-cash investing activities:

Loans transferred to other real estate owned                                        $    0                 $  189
Origination of loans for sales of other real
 estate owned                                                                          226                      0
Securities transferred from available-for-sale
 to held-to-maturity                                                                     0                 13,082

                   Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------

Note 1 - BASIS OF PRESENTATION:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instruction to form 10Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete annual financial statement presentation.

         In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of Portsmouth Bank Shares, Inc. and subsidiary as of June 30, 1995 and December 31, 1994 and the results of its operations for the six months ended June 30,
1995 and 1994.  All adjustments are of a normal recurring nature.   Results of
operations for the six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the entire year.

Note 2 - LOANS BY CATEGORIES (in thousands):

                                                                            June 30,             December 31,
                                                                              1995                   1994
                                                                          ------------           -----------
Real estate - mortgage                                                       $69,297                $70,632
Real estate - construction                                                     1,282                    998
Commercial                                                                       409                  2,386
Installment loans to individuals                                               6,295                  6,169
                                                                             -------                -------
                                                                             $77,283                $80,185
                                                                             =======                =======


Note 3 - ALLOWANCE FOR LOAN LOSSES - Changes in the allowance for loan losses were as follows (in thousands):

                                                                             June 30,
                                                                               1995
                                                                           ------------
Balance at January 1                                                           $767
Provision for loan losses                                                         0
Loans charged off                                                                 5
Loan recoveries                                                                   1
                                                                               ----
Balance at March 31                                                            $763
                                                                               ====

Note 4 - OTHER REAL ESTATE OWNED:

         Real estate acquired by the Bank as a result of foreclosure or insubstance foreclosure amounted to $717,000 on three properties, at June 30, 1995. All properties are being actively marketed. The Bank anticipates their sale during 1995.

         Other real estate owned includes properties acquired through foreclosure and properties classified as in-substance foreclosures in accordance with Financial Accounting Standards Board Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring". These properties are carried at the lower of cost or estimated fair value. Any write-down from book value to estimated fair value required at the time of foreclosure or classification as in-substance foreclosure is charged to the allowance for loan losses. Expenses incurred in connection with maintaining these assets, subsequent write-downs and gains or losses recognized upon sale are included in other expense.




NONACCRUAL, PAST DUE, AND RESTRUCTURED LOANS


The following schedule summarizes Portsmouth's nonaccrual, past due, and restructured loans.

                                                                           June 30,           December 31,
                                                                             1995                 1994
                                                                           --------           ------------
Nonaccrual Loans:
  Commercial                                                                 $109                  $ 0
  Residential                                                                 294                   55
                                                                             ----                  ---
  Total                                                                      $403                  $55
Accruing loans past
due 90 days or more                                                           452                  253
Restructured loans                                                              0                    0


         Management's policy is to, on a monthly basis, review loans that are 90 days past due to determine the future collectibility of both principal and interest. When income is determined to be uncollectible, the loan is put on a nonaccrual status.
         As of June 30, 1995 there were no potential problem loans which management reasonably expects will materially impact future operating results, liquidity or capital resources, or represent material credits which causes management to have serious doubts as to the ability of the borrower to comply with the loan repayment terms. There were no loan concentrations exceeding 10% of total loans.

ITEM 2.
- -------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
GENERAL
- -------

         This financial review of Portsmouth Bank Shares, Inc. is intended to broaden the understanding of the Company's financial condition and operating results. This section should be read in conjunction with the Company's consolidated financial statements, related notes and supplementary financial data.

         As a financial services organization, Portsmouth Bank Shares, Inc. should be reviewed in terms of the trends in its cash flows and changes in financial condition, as well as the yields on earning assets compared with the cost of interest-bearing liabilities.

         The results of operations are largely dependent upon net interest income, which is the sum of interest and fees on loans and income on investments less interest expense paid on deposits. Interest income is a function of the average balance of loans and investments outstanding during the period and the rates earned. Interest expense is a function of the average balance of deposits outstanding during the period and the rates paid during the period on such deposits. Net income is also affected by the level of non-interest income and expenses.

FINANCIAL CONDITION
- -------------------

         At June 30, 1995, the Company's total assets were $263,311,000 compared to $260,509,000 at December 31, 1994. Interest bearing deposits with the Federal Home Loan Bank increased $18,406,000 due to maturities and early calls of investment securities.

         Deposits were $193,002,000 at June 30 1995, compared to $195,396,000 at December 31, 1994. The decline and or change of mix in deposits is attributable to daily deposit accounts seeking higher returns via transfers to our certificate accounts and competitive investment vehicles.

         The Bank's liquidity position remains strong. The primary sources of liquidity are in addition to the deposits at the Federal Home Loan Bank, investments in U.S. Treasury securities of $65,228,000 on June 30, 1995.

         Shareholders equity has increased to $68,229,000 at June 30, 1995 or 25.9% of total assets, compared to $63,915,000 or 24.5% of total assets, December 31, 1994. The adjustment for net unrealized holding gain on AFS securities at June 30, 1995 resulted in an increase of $3,489,000 in shareholders equity. Management is not aware of any trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the company's liquidity, capital resources or results of operations.

RESULTS OF OPERATIONS:
- ----------------------

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1995 AND 1994
- -----------------------------------------------------

         The Company earned $2,893,000 or $.52 per share for the six months ended June 30, 1995 compared to $2,958,000 or $.52 per share for the 1994 comparable period, after adjustment for a two percent stock dividend paid March 15, 1995.

         Net interest income totaled $5,798,000 for the current period compared to $5,944,000 for the 1994 six month period. The change in net interest income is attributable to a shift in the mix of declining average balances of interest-earning assets and interest-bearing liabilities, an increase in yield/rate and the resultant change in corresponding income

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
- --------------------------------------------------------------------------
OPERATIONS.  (CONTINUED)
- ------------------------

and/or expense accounts. The composition of interest-earning assets reflects a decline in interest-bearing deposits with other banks of $2,897,000 and tax-exempt investment securities of $7,976,000. These short-term funds are now generating yields substantially higher than the 1994 period, 1.55% and 1.42% respectively. Loan balances declined $1,793,000 reflecting a sluggish economy but the yield increased 21 basis points. Taxable investment securities increased $1,706,000 as management locked in yields that averaged 89 basis points higher than 1994. Interest-bearing liabilities reflect decreases in day of deposit balance accounts of $17,844,000 with little change in rates paid, while time certificates of deposit balances increased $5,032,000 at an average cost of 4.62% compared to 3.41% for the 1994 period. The Company's interest rate spread remained constant, 3.93% in 1995 compared to 3.95% in 1994.

         There was no loan loss provision for the six months ended June 30, 1995 or 1994. The zero provision for both 1995 and 1994 reflects managements judgement of the adequacy of the loan loss reserve and current market conditions. Management is not aware of any trends or uncertainties which would materially impact results of future operations.

         Other income amounted to $325,000 for June 30, 1995 compared to $359,000 for the 1994 six month period. The decrease of $34,000 is due primarily to a reduction in investment securities gains of $22,000 and the net change in sales of other real estate owned of $12,000. Other expense totaled $2,028,000 in the current period compared to $2,109,000 in the 1994 six months period, a decrease of $81,000.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1995 AND 1994
- -------------------------------------------------------

         The company had net income of $1,446,000 or $.26 per share, for the three months ended June 30, 1995. For the 1994 period, net income amounted to $1,466,000 or $.26 per share, after adjustment for a two percent stock dividend paid March 15, 1995.

         Net interest income, the difference between the amount of interest earned on interest earning assets and amounts paid on interest bearing liabilities amounted to $2,798,000 for the quarter ended June 30, 1995 compared to $2,944,000 for the 1994 comparable quarter.

         The factors contributing to the decline in net interest income of $146,000 for the current quarter mirror those of the six month comparison, specifically the change in deposit mix, an increase in yield/rate and the results thereof. The most significant factor was the increase in average balances of time certificates of deposit of $9,120,000 and an increase in the rate paid to 5.04% from 3.40% in 1994. This increase escalated the cost of deposits to 3.80%, a jump of 91 basis points over the 1994 quarter. Interest rate spread at June 30, 1995 amounted to 3.63% compared to 3.94% for 1994.

         There was no provision for loan losses in the current quarter nor for the quarter ended June 30, 1994. The zero provision for 1995 provision reflects managements judgement of the adequacy of the loan loss reserve and current market conditions. Management is not aware of any trends or uncertainties which would materially impact results of future operations.

         Other income amounted to $258,000, an increase of $43,000 compared to $215,000 for June 30, 1994. Investment securities gains increased $49,000, partially offset by the gain of $6,000 from the sale of other real estate owned. Other expense totaled $1,004,000 at June 30, 1995 compared to $1,103,000 for the comparable 1994 quarter, a decrease of $99,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
- --------------------------------------------------------------------------
OPERATIONS.  (CONTINUED)
- ------------------------


        The following average balance sheets present for the periods indicated the total dollar amount of interest income from earning assets and the resultant yields as well as the interest paid on interest-bearing liabilities, expressed both in dollars and rates:


                                                        Six Months Ended June 30,
                                     ----------------------------------------------------------------
                                                  1995                                  1994
                                    --------------------------------        --------------------------------

                                    Average                    Yield/      Average                      Yield/
                                    Balance     Interest        Rate       Balance        Interest       Rate
                                    -------     --------       ------      -------        --------       ----
                                                             (dollars in thousands)
Interest-earning assets:
  Loans....................           $ 77,579       $3,366        8.68%     $ 79,372       $3,363       8.47%
  Interest-bearing
    deposits with other
    banks..................             18,176          545        6.00%       21,073          363       3.45%

  Taxable investment
    securities.............            149,890        5,218        6.96%      148,184        4,996       6.07%
  Tax-exempt investment
    securities.............              4,465          106        4.75%       12,441          207       3.33%
                                      --------       ------                  --------       ------
Total interest-earning
  assets...................            250,110        9,235        7.48%      261,070        8,929       6.84%
Non-interest-earning
  assets...................              9,402                                 10,531
                                      --------                               --------
    Total..................           $259,512                               $271,601
                                      ========                               ========
Interest-bearing
  liabilities:
    Regular savings........           $ 51,861          695        2.68%     $ 61,268          818       2.67%
    NOW accounts...........             21,378          185        1.73%       21,673          192       1.77%
    Money market
      accounts.............             28,064          425        3.03%       36,206          487       2.69%
    Time certificates of
      deposit..............             92,294        2,132        4.62%       87,262        1,488       3.41%
                                      --------       ------                  --------       ------
    Total interest-bearing
      liabilities..........            193,597        3,437        3.55%      206,409        2,985       2.89%
Non-interest-bearing
  liabilities..............              1,453                                  1,778
Net worth..................             64,462                                 63,414
                                      --------                               --------
    Total..................           $259,512                               $271,601
                                      ========       ------        -----     ========       ------       -----
Net interest income/
  interest rate spread.....                          $5,798        3.93%                    $5,944       3.95%
                                                     ======        =====                    ======       =====
Net earning balance/net
  yield on interest-earning
  assets...................            $56,513                     4.64%      $54,661                    4.55%

_______________________

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
- --------------------------------------------------------------------------
OPERATIONS.  (CONTINUED)
- ------------------------


        The following average balance sheets present for the periods indicated the total dollar amount of interest income from earning assets and the resultant yields as well as the interest paid on interest-bearing liabilities, expressed both in dollars and rates:

                                                    Quarter Ended June 30,
                                  ---------------------------------------------------------------
                                                  1995                                  1994
                                    --------------------------------        ------------------------------

                                     Average                    Yield/      Average                    Yield/
                                     Balance    Interest         Rate      Balance        Interest      Rate
                                     -------    --------         ----      -------        --------      ----
                                                             (dollars in thousands)
Interest-earning assets:
  Loans....................           $ 77,444       $1,691        8.73%     $ 78,524       $1,642       8.36%
  Interest-bearing
    deposits with other
    banks..................             19,421          297        6.12%       17,172          169       3.94%
  Taxable investment
    securities.............            146,954        2,575        7.01%      147,698        2,482       6.72%
  Tax-exempt investment
    securities.............              5,710           72        5.04%       15,983          134       5.08%
                                      --------       ------                  --------       ------
Total interest-earning
  assets...................            249,529        4,635        7.43%      259,377        4,427       6.83%
Non-interest-earning
  assets...................              9,579                                 10,679
                                      --------                               --------
    Total..................           $259,108                               $270,056
                                      ========                               ========
Interest-bearing
  liabilities:
    Regular savings........           $ 50,080          337        2.69%     $ 61,050          409       2.68%
    NOW accounts...........             21,132           91        1.72%       22,038           98       1.78%
    Money market
      accounts.............             26,611          208        3.13%       35,777          244       2.73%
    Time certificates of
      deposit..............             95,164        1,201        5.04%       86,044          732       3.40%
                                      --------      -------                  --------         ----
    Total interest-bearing
      liabilities..........            192,987        1,837        3.80%      204,909        1,483       2.89%
Non-interest-bearing
  liabilities..............              1,453                                  1,596
Net worth..................             64,668                                 63,551
                                      --------                               --------
    Total..................           $259,108                               $270,056
                                      ========      -------        -----     ========       ------       -----
Net interest income/
  interest rate spread.....                          $2,798        3.63%                    $2,944       3.94%
                                                    =======        =====                    ======       =====
Net earning balance/net
  yield on interest-earning
  assets...................            $56,542                     4.49%      $54,468                    4.53%

_______________________

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
- --------------------------------------------------------------------------
OPERATIONS.  (CONTINUED)
- ------------------------

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT

         The Company, on a monthly basis, manages its liquidity position as part of its strategy to better meet the cash requirements for both its banking activities and to be prepared to satisfy the needs of its customers. Management seeks to assure adequate liquidity by maintaining an appropriate match of the maturities of interest bearing assets and liabilities.

         Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to achieve consistent growth of net interest income through periods of changing interest rates. To accomplish rate sensitivity management requires maintaining an appropriate balance between interest sensitive assets and liabilities. At June 30, 1995, the Company's one year interest rate sensitivity cumulative gap position is asset sensitive 5.9%, as a percent of total earning assets.


         The following table depicts the Company's interest rate sensitivity at June 30, 1995.


                                                                Sensitivity Period
                                    ---------------------------------------------------------------------
                                                                                        Beyond
                                    0-3 mos.      6 mos.      1 year      1-3 years     3 years      Total
                                    --------    ---------     ------      ---------    --------      -----
                                                             (dollars in thousands)
Interest earning assets:
    Loans..................          $ 9,802     $  8,999     $ 6,871      $ 9,432     $ 42,179     $ 77,283
    Investments............           41,000        3,997      26,731       48,853       38,299      158,880
                                     -------     --------     -------      -------     --------     --------
      Total................          $50,802     $ 12,996     $33,602      $58,285     $ 80,478     $236,163
                                     =======     ========     =======      =======     ========     ========

Interest-bearing liabilities:
    Deposits................         $26,243     $ 24,089     $33,024      $46,151     $ 63,495     $193,002
                                     =======     ========     =======      =======     ========     ========
Period sensitivity gap......         $24,559     $(11,093)    $   578      $12,134     $ 16,983     $ 43,161

Cumulative sensitivity gap...        $24,559     $ 13,466     $14,044      $26,178     $ 43,161     $ 43,161
Cumulative sensitivity gap as
    a percent of earning
    assets...................          10.4%          5.7%        5.9%        11.1%        18.3%


         All categories of interest earning assets and that portion of interest-bearing liabilities classed as certificates of deposits ($98,343) are scheduled based on each items individual contracted maturity or the next interest rate repricing date. The remaining interest-bearing deposits are spread through the various sensitivity periods based on assumptions by management of activity relating to new and run-off of account balances.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
- --------------------------------------------------------------------------
OPERATIONS.  (CONTINUED)
- ------------------------

         Capital Requirements
         --------------------

         The FDIC and the Federal Reserve Board have adopted minimum capital ratios and guidelines for banks and bank holding companies (on a consolidated basis) to provide a framework for assessing the adequacy of capital.

         Under its leverage capital adequacy guidelines, the FDIC requires that insured state banks, such as this Bank, maintain a ratio of Tier 1 or core capital to assets of not less than 3% for banks rated composite 1 under the FDIC's CAMEL rating system and who are not experiencing or anticipating any significant growth. For all other banks, the minimum core capital leverage ratio is 4%. The FDIC may impose higher ratios for banks on a case-by-case basis. Banks that fail to meet these minimum leverage capital levels will not, absent unusual circumstances, receive FDIC approval of applications to establish new branches or other transactions requiring approval.

         The FDIC has adopted so-called "risk based capital" guidelines for insured state non-member banks. These risk based guidelines generally require the Company and the Bank to maintain a consolidated ratio of Tier 1 capital to risk-weighted assets, as defined, of at least 4%, and a consolidated ratio of total capital (as the sum of Tier 1 and Tier 2 capital, as defined below) to risk-weighted assets of at least 8%. Banks which are not rated composite 1 or 2 will generally be required to maintain higher risk- based capital ratios determined by the FDIC on a case-by-case basis.

         TIER 1 or core capital consists of common stock, surplus, undivided profits, disclosed capital reserves that represent a segregation of undivided profits, foreign currency translation adjustments and minority interests in consolidated subsidiaries less all intangible assets other than certain mortgage servicing rights.

         TIER 2 or supplementary capital consists of allowance for loan and lease losses (up to certain maximums), perpetual preferred stock, long-term (minimum 20 year maturity) preferred stock, intermediate-term (minimum 5-year maturity) preferred stock, hybrid capital instruments (including mandatory convertible securities) and term subordinated debt.

                                                       Capital Ratios
                                                       --------------
                                                       Minimum
                                                       Regulatory                Portsmouth
                                                       Capital                Bank Shares, Inc.
                                                       Level                  12/31/94 6/30/95
                                                       -----                  -------- -------
 Leveraged Capital                                     4.0%                    24.5%    25.9%

 Total Capital (sum of Tier 1 and Tier 2 capital)      8.0%                    57.9%    65.6%
 to Risk Weighted Assets

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
- --------------------------------------------------------------------------
OPERATIONS.  (CONTINUED)
- ------------------------

         Restrictions on the Payment of Dividends or Distribution
         --------------------------------------------------------

         The New Hampshire Business Corporation Act (the "Business Corporation Act") permits Portsmouth to pay dividends on its capital stock only from its unreserved and unrestricted earned surplus or from its net profits for the current fiscal year and the preceding fiscal year taken as a single period.

         The Bank is not subject to the Business Corporation Act, but the payment of a cash dividend or distribution may be restricted if the effect thereof would cause the net worth of the Bank to be reduced below either the amount required for the distribution and liquidation account or in the event that net worth requirements under New Hampshire or federal laws or regulations limit such dividends or distributions. In addition, the Bank is required under New Hampshire law to maintain a reserve of not less than 3% of the amount of its deposits in cash or in specified kinds of short-term investments, for the security of its depositors. The Bank has consistently complied with this requirement. Furthermore, the Federal Deposit Insurance Act prohibits the Bank from paying dividends on its capital stock if it is in default in the payment of any assessment to the FDIC.

         The Company is not under any regulatory restrictions regarding retained earnings available for distribution. At June 30, 1995 all of the retained earnings, $35.9 million, could be distributed in accordance with Rule 4-08 (e) (1) of Regulations S-X.

         Earnings appropriated to bad debt reserves for losses and deducted for federal income tax purposes are not available for dividends or distributions without the prior payment of taxes at the current income tax rates on an amount greater than the amount appropriated to bad debt reserves.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1.  Legal Proceedings:
- -------  ------------------

                 Not Applicable

Item 2.  Changes in Securities:
- -------  ----------------------

                 Not Applicable

Item 3.  Defaults Upon Senior Securities:
- -------  --------------------------------

                 Not Applicable

Item 4.  Submission of Matters to a Vote of Securities Holders:
- -------  ------------------------------------------------------

                 Not Applicable

Item 5.  Other Information:
- -------  ------------------

                 Not Applicable

Item 6.  Exhibits and Reports on Form 8-K:
- -------  ---------------------------------

                 a)  Not Applicable

                 b)  Not Applicable

                                   SIGNATURE
                                   ---------

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Portsmouth Bank Shares, Inc., the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PORTSMOUTH BANK SHARES, INC.



Date: August 4, 1995                         By:      /s/ Harry R. Hart
     ------------------                          -----------------------------
                                                   Harry R. Hart, President
                                                  and Chief Executive Officer
                                                 (Principal Financial Officer)