Form 10-Q
period 1995-09-30
PORTSMOUTH BANK SHARES INC
filed 1995-11-09
CIK 825534

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

 For Quarter Ended             September 30, 1995
                   -------------------------------------------------------------

 Commission file number           #0-16510
--------------------------------------------------------------------------------

                        PORTSMOUTH BANK SHARES, INC.
       --------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


     New Hampshire                                                02-0417778
-----------------------------------------------              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                                Identification No.)

  333 State Street, Portsmouth, New Hampshire                       03801
----------------------------------------------------             ----------
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

Common Stock, $.10 Par Value -- 5,620,262 shares as of September 30, 1995
-------------------------------------------------------------------------

                 FORM 10Q QUARTERLY REPORT -- TABLE OF CONTENTS

         PART I - FINANCIAL INFORMATION                                            Page
         ------  ----------------------
         Item 1.     Financial Statements
                     Consolidated Balance Sheets - September 30, 1995
                     and December 31, 1994                                            3

                     Consolidated Statements of Income - Three
                     and nine months ended September 30, 1995 and 1994                4

                     Consolidated Statements of Changes in
                     Stockholders' Equity - September 30, 1995
                     and December 31, 1994                                            5

                     Consolidated Statements of Cash Flows - Nine
                     months ended September 30, 1995 and 1994                         6

                     Notes to Consolidated Financial Statements -
                     September 30, 1995                                               8

         Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                   10

         PART II - OTHER INFORMATION
         ---------------------------

         Item 1.     Legal Proceedings                                               17

         Item 2.     Changes in Securities                                           17

         Item 3.     Defaults Upon Senior Securities                                 17

         Item 4.     Submission of Matters to a Vote                                 17

         Item 5.     Other Information                                               17

         Item 6.     Exhibits and Reports on Form 8-K                                17

         SIGNATURES                                                                  18
         ----------

                        Part I - Financial Information
                  Portsmouth Bank Shares, Inc. and Subsidiary
                           Consolidated Balance Sheets
----------------------------------------------------------------------------------------
                                                                   Sept. 30,    Dec. 31,
                                                                    1995         1994
                                                                   ------       ------
                                                                        (Unaudited)
         ASSETS                                                        (In thousands)
         Cash and due from banks                                    $ 4,180    $  4,187
         Interest-bearing deposits with
           the Federal Home Loan Bank                                41,463       9,133
         Investment securities:
           Held-to-maturity (market value $36,938 at Sept. 30,       37,024      44,205
             1995 and $43,004 at December 31, 1994)
           Available-for-sale (at market)                           101,961     110,702
         Loans (Note 2)                                              77,078      80,185
           Less:  Unearned income                                      (695)       (734)
                  Allowance for loan losses (Note 3)                   (727)       (767)
                                                                   --------    --------
                  Net loans                                          75,656      78,684
         Premises and equipment                                         919         966
         Other real estate owned (Note 4)                               727         948
         Other assets                                                 5,398      11,684
                                                                   --------    --------
         TOTAL ASSETS                                              $267,328    $260,509
                                                                   ========    ========
         LIABILITIES AND SHAREHOLDERS' EQUITY
         Deposits:

           Non-interest bearing                                    $  2,483    $  2,698
           Interest Bearing                                         193,631     192,698
                                                                   --------    --------
             Total deposits                                         196,114     195,396
         Other liabilities                                            2,334       1,124
         Liability in connection with funds
           borrowed by the ESOP to acquire common stock                   0          74
                                                                   --------    --------
         TOTAL LIABILITIES                                          198,448     196,594
         SHAREHOLDERS' EQUITY:
         Preferred stock, par value $.10 per share-
           authorized but unissued 15,000,000 shares
         Common stock, par value $.10 per share-
           authorized 25,000,000 shares in 1995 & 1994;
           issued 6,360,112 shares in 1995 & 6,239,065 in 1994
           outstanding shares- 5,620,262 in 1995 &
           5,572,315 in 1994                                            636         624
         Paid-in capital                                             31,634      30,346

         Retained earnings                                           39,387      38,501
         Net unrealized holding gain (loss) on AFS securities         3,004        (550)
                                                                   --------    --------
                                                                     74,661      68,921
         Less:  Unearned Compensation - ESOP                              0         (74)
                Cost of Treasury Stock: 1995-739,850 shares
                                        1994-666,750 shares          (5,781)     (4,932)
                                                                   --------    --------
                    Total Shareholders' Equity                       68,880      63,915
                                                                   --------    --------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $267,328    $260,509
                                                                   ========    ========
         Book value per share                                      $  12.26   *$  11.25
                                                                   ========    ========

            (see notes to consolidated financial statements)
           * Adjusted  for a 2% stock dividend paid on March 15, 1995

                       Portsmouth Bank Shares, Inc. and Subsidiary
                            Consolidated Statements of Income
-------------------------------------------------------------------------------------------
                                               Three Months Ended         Nine Months Ended
                                                        September 30 (Unaudited)
                                                             (In thousands)
                                                 1995      1994      1995         1994
                                                -----       -----     ------      ------
Interest and dividend income:
  Interest and fees on loans                   $1,695      $1,665     $5,061      $5,028
  Interest on investment securities:
      Taxable                                   2,074       2,147      6,674       6,600
      Tax exempt                                   48          88        154         295
  Other interest                                  560         296      1,105         659
  Dividends on marketable equity securities       307         292        925         835
                                                -----       -----     ------      ------
      Total interest and dividend income        4,684       4,488     13,919      13,417
                                                -----       -----     ------      ------
Interest expense:
  Interest on deposits                          1,965       1,510      5,402       4,495
                                                -----       -----      -----       -----
      Total interest expense                    1,965       1,510      5,402       4,495
                                                -----       -----      -----       -----

      Net interest and dividend income          2,719       2,978      8,517       8,922


Provision for loan losses
      Net interest and dividend income              0           0          0           0
      after provision for loan losses           -----       -----      -----       -----
                                                2,719       2,978      8,517       8,922
                                                -----       -----      -----       -----

Other income:
  Service charges on deposit accounts              63          60        195         192
  Investment securities gains (losses)              1          (5)       188         204
  Gain (Loss) on sale of OREO                       0         (15)        (7)         (9)
  Other                                             4          21         17          33
                                                -----       -----      -----       -----
                                                   68          61        393         420
                                                -----       -----      -----       -----
Other expense:
  Salaries and employee benefits                  534         514      1,615       1,510
  Occupancy expense                               101         123        300         363
  Other                                           171         385        919       1,258
                                                -----       -----      -----      ------
                                                  806       1,022      2,834       3,131
                                                -----       -----      -----      ------
Income before income taxes                      1,981       2,017      6,076       6,211
Income taxes                                      591         590      1,793       1,826
                                                -----       -----      -----      ------

      Net income:                              $1,390      $1,427     $4,283      $4,385
                                               ======      ======     ======      ======

  Earnings per share                           $ 0.25     *$ 0.25     $ 0.76     *$ 0.77
  Dividends declared                             0.13     *  0.12       0.38     *  0.33
                                               ======      ======     ======      ======

(see notes to consolidated financial statements)
*Adjusted for a 2% stock dividend paid March 15, 1995

                                           Portsmouth Bank Shares, Inc. and Subsidiary
                                    Consolidated Statements of Changes in Stockholders' Equity

                                                        September 30, 1995
                                                          (In thousands)
                                                            (Unaudited)
                                                                                                                      NET
                                                                                                                   Unrealized
                                                                                                      Unearned       Holding
                                                   Common    Paid-in      Retained      Treasury        Comp       Gain (Loss)
                                                    Stock    Capital      Earnings        Stock         ESOP        AFC Secur
                                                    -----    -------      --------        -----         ----        ---------
  Balance, December, 31, 1993...........            $414     $30,415       $36,638      $(3,908)       $(147)       $    0

  Net income............................                                     5,887
  Payment of principal on
    Employee Stock Ownership
    Plan loan....... ...................                                                                  73

  Purchase of treasury stock............                                                 (1,024)
  Dividends declared ($.72 per share)                                       (4,022)
  Stock split declared..................             208        (208)

  Issuance of common stock..............               2         139            (2)

  Net realized holding gain (loss) on
    available for sale securities.......                                                                              (550)
                                                    ----     -------       -------      -------        -----        ------
  Balance, December 31, 1994............             624      30,346        38,501       (4,932)         (74)         (550)

  Net income............................                                     4,283
  Payment of principal on
    Employee Stock Ownership
    Plan loan...........................                                                                  74
  Issuance of common stock..............               1          52
  Purchase of treasury stock............                                                   (849)
  Dividends declared ($.38 per share)                                       (2,144)
  Stock dividend declared...............              11       1,236        (1,253)
  Change in net unrealized holding gain
    (loss) on AFS securities............                                                                             3,554
                                                    ----     -------       -------      --------       -----        ------

  Balance, September 30, 1995...........            $636     $31,634       $39,387      $(5,781)       $   0        $3,004
                                                    ====     =======       =======      ========       =====        ======

                  Portsmouth Bank Shares, Inc. and Subsidiary
                     Consolidated Statements of Cash Flows
                    For the Nine Months Ended September 30,

                                                               1995              1994
                                                               ----              ----
                                                                   (Unaudited)
                                                                  (In thousands)
    Increase (decrease) in cash and cash equivalents:
      Cash flows from operating activities:

      Interest received                                       $14,930          $ 14,311
      Service charges and other income received                   212               225
      Cash paid to suppliers and employees                     (3,055)           (3,285)
      Income taxes paid                                        (1,619)           (2,041)
                                                              -------          --------
      Net cash provided by operating activities                 5,071             4,700
                                                              -------          --------
      Cash flows from investing activities:
      Proceeds received from sales of other
         real estate owned                                          4               180
      Purchases of securities available-for-sale               (2,486)          (16,381)
      Purchases of securities held-to-maturity                (14,115)          (23,524)
      Sales of securities available-for-sale                    2,367            15,868
      Maturities of securities available-for-sale              19,200             9,150
      Maturities of securities held-to-maturity                21,340            11,913
      Recoveries of loans previously charged off                    1                 0
      Net decrease in loans                                     3,276             1,964
      Capital expenditures                                        (22)               (4)
      Increase (decrease) in other liabilities                     57               (27)
      Increase in other assets                                   (142)               (9)
                                                              -------          --------
      Net cash provided by (used in) investing
         activities                                            29,480              (870)
                                                              -------          --------
      Cash flows from financing activities:

      Proceeds from sale of common stock                           53                72
      Purchase of treasury stock                                 (849)             (885)
      Net decrease in demand deposits, NOW, money
         market and savings accounts                          (14,745)           (3,558)
      Net increase (decrease) in time deposits                 15,463            (4,256)
      Dividends paid                                           (2,144)           (1,901)
      Fractional shares paid in cash                               (6)                0
                                                              -------          --------
      Net cash used in financing activities                    (2,228)          (10,528)
                                                              -------          --------

      Net increase (decrease) in cash and cash
          equivalents                                          32,323            (6,698)
      Cash and cash equivalents at beginning of
          period C                                             13,320            38,360
                                                              -------          --------
      Cash and cash equivalents at
          end of period                                       $45,643          $ 31,662
                                                              =======          ========



                 Portsmouth Bank Shares, Inc. and Subsidiary
                    Consolidated Statements of Cash Flows
                    For the Nine Months Ended September 30,
                                  (Continued)

                                                           1995            1994
                                                           ----            ----
                                                                (Unaudited)
                                                              (In thousands)

   Reconciliation of net income to net cash provided by operating activities:

   Net income                                               $4,283          $4,385
                                                            ------          ------
   Adjustments to reconcile net income to net
     cash provided by operating activities:

   Increase in cash surrender value                           (158)           (116)
   Depreciation and amortization                                69             102
   Increase (decrease) in taxes payable                        174            (215)
   Decrease (increase) in interest receivable                  491            (140)
   Increase (decrease) in interest payable                       5             (15)
   (Decrease) increase in accrued expenses                     (38)             15
   Increase in prepaid expenses                                (26)           (145)
   Amortization, net of accretion, of investment
    securities                                                 559           1,023
   Net gain on sales of investments securities                (188)           (204)
   Change in unearned income                                   (39)             11
   Deferred compensation                                       (68)            (55)

   Provision for loan loss                                       0               0
   Writedown of other real estate owned                          0              45
   Gain (loss) on sales of other real estate owned               7               9
                                                            ------         -------

     Total adjustments                                         788             315
                                                            ------          ------
     Net cash provided by operating activities              $5,071          $4,700
                                                            ======          ======
   Non-cash investing activities:

   Loans transferred to other real estate owned             $   42           $ 189
   Origination of loans for sales of other real
    estate owned                                               255              46
   Securities transferred to available-for-sale                  0         141,397

   Securities transferred from available-for-sale
    to held-to-maturity                                          0          13,082

                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

         In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of Portsmouth Bank Shares, Inc. and subsidiary as of September 30, 1995 and December 31, 1994 and the results of its operations for the nine months ended September 30, 1995 and 1994. All adjustments are
   of a normal recurring nature.   Results of operations for the nine months
   ended September 30, 1995 are not necessarily indicative of the results to be expected for the entire year.


   Note 2 - LOANS BY CATEGORIES (in thousands):

                                                  September 30,    December 31,
                                                       1995            1994
                                                   ------------    -----------
   Real estate - mortgage                            $68,744         $70,632
   Real estate - construction                          1,689             998
   Commercial                                            404           2,386
   Installment loans to individuals                    6,241           6,169
                                                     -------         -------
                                                     $77,078         $80,185
                                                     =======         =======


        ALLOWANCE FOR LOAN LOSSES - Changes in the allowance for loan losses were as follows (in thousands):


                                                  September 30,
                                                      1995
                                                  ------------
   Balance at January 1                               $767
   Provision for loan losses                             0
   Loans charged off                                    41
   Loan recoveries                                       1
                                                      ----
   Balance at September 30                            $727
                                                      ====

   Note 4 - OTHER REAL ESTATE OWNED:

         Real estate acquired by the Bank as a result of foreclosure or in substance foreclosure amounted to $727,000 on four properties, at September 30, 1995. One property with a cost of $59,000 was sold in October, 1995. The remaining properties are being actively marketed. The Bank anticipates their sale during 1995.

         Other real estate owned includes properties acquired through foreclosure and properties classified as in-substance foreclosures in accordance with Financial Accounting Standards Board Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring". These properties are carried at the lower of cost or estimated fair value required at the time of foreclosure or classification as in-substance foreclosure is charged to the allowance for loan losses. Expenses incurred in connection with maintaining these assets, subsequent write-downs and gains or losses recognized upon sale are included in other expense.


   NONACCRUAL, PAST DUE, AND RESTRUCTURED LOANS

   The following schedule summarizes Portsmouth's nonaccrual, past due, and restructured loans.

                                                 September 30,   December 31,
                                                     1995             1994
                                                   --------         --------
   Nonaccrual Loans:
     Commercial                                        $109            $ 0
     Residential                                        218             55
                                                        ---             --
     Total                                             $327            $55
   Accruing loans past
   due 90 days or more                                  292            253
   Restructured loans                                     0              0

         Management's policy is to, on a monthly basis, review loans that are 90 days past due to determine the future collectibility of both principal and interest. When income is determined to be uncollectible, the loan is put on a nonaccrual status.

         As of September 30, 1995 there were no potential problem loans which management reasonably expects will materially impact future operating results, liquidity or capital resources, or represent material credits which causes management to have serious doubts as to the ability of the borrower
   to comply with the  loan repayment terms.   There were no loan
   concentrations exceeding 10% of total loans.

   Item 2.
   -------
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
   General
   -------

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

         The results of operations are largely dependent upon net interest income, which is the sum of interest and fees on loans and income on investments less interest expense paid on deposits. Interest income is a function of the average balance of loans and investments outstanding during the period and the rates earned. Interest expense is a function of the average balance of deposits outstanding during the period and the rates paid during the period on such deposits. Net income is also affected by the level of non- interest income and expenses.

   Financial Condition
   -------------------

         At September 30, 1995, the Company's total assets were
   $267,328,000 compared to $260,509,000 at December 31, 1994.  Interest bearing deposits with the Federal Home Loan Bank increased $32,330,000 due to maturities and early calls of investment securities.

         Deposits were $196,114,000 at September 30 1995, compared to $195,396,000 at December 31, 1994. The increase in deposits is attributable primarily to higher rates offered on our certificate accounts.

         The Bank's liquidity position remains strong. The primary sources of liquidity are in addition to the deposits at the Federal Home Loan Bank, investments in U.S. Treasury securities of $64,999,000 on September 30, 1995.

         Shareholders equity has increased to $68,880,000 at September 30, 1995 or 25.8% of total assets, compared to $63,915,000 or 24.5% of total assets, December 31, 1994. The adjustment for net unrealized holding gain on AFS securities at September 30, 1995 resulted in an increase of $3,554,000 in shareholders equity. Management is not aware of any trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the company's liquidity, capital resources or results of operations.

   Results of Operations:
   ----------------------

   Comparison of Nine Months Ended September 30, 1995 and 1994
   -----------------------------------------------------------

         The Company earned $4,283,000 or $.76 per share for the nine months ended September 30, 1995 compared to $4,385,000 or $.77 per share for the 1994 comparable period, after adjustment for a two percent stock dividend paid March 15, 1995.

         Net interest income totaled $8,517,000 for the current period compared to $8,922,000 for the 1994 nine month period. The decrease in net interest income is the direct result of average time certificates of deposit increasing $8.1 million and the resultant rate paid on these deposits increasing to 4.89% from 3.45%. The increase in the rate paid on average time certificates of deposit attracted new money but also drew from existing
   lower yielding day of deposit accounts.   The rate paid on total
   average interest bearing liabilities increased

   Management's Discussion and Analysis of Financial Condition and Results of
   --------------------------------------------------------------------------
   Operations.  (Continued)
   ------------------------

   to 3.71% or 79 basis points compared to 2.92% on September 30, 1994. The yield on total average interest bearing assets was not able to keep
   pace with the increase on the liability side.   Specifically a weak  loan
   demand and more competitive bidding for tax exempt investment securities hampered asset management. For the nine month comparative period, the net interest rate spread declined 26 basis points to 3.69% from 3.95%.

         There was no loan loss provision for the nine months ended September 30, 1995 or 1994. The zero provision for both 1995 and 1994 reflects managements judgement of the adequacy of the loan loss reserve and current market conditions. Management is not aware of any trends or uncertainties which would materially impact results of future operations.

         Other income  amounted to $393,000 for  September 30, 1995 compared to $420,000 for the 1994 nine month period. The decrease of $27,000 is due primarily to a reduction in investment securities gains of $16,000 and the net change in other income categories. Other expense totaled $2,834,000 in the current period compared to $3,131,000 in the 1994 nine months period, a decrease of $297,000. The decrease reflects a reduction in general and administrative expenses of $166,000 and a refund on FDIC assessments of $131,000.

   Comparison of Three Months Ended September 30, 1995 and 1994
   ------------------------------------------------------------

         The company had net income of $1,390,000 or $.25 per share, for the three months ended September 30, 1995. For the 1994 period, net income amounted to $1,427,000 or $.25 per share, after adjustment for a two percent stock dividend paid March 15, 1995.

         Net interest income, the difference between the amount of interest earned on interest earning assets and amounts paid on interest bearing liabilities amounted to $2,719,000 for the quarter ended September 30, 1995 compared to $2,978,000 for the 1994 comparable quarter.

         The decline in net interest income of $259,000 in the current quarter was due primarily to a shift in the composition of average total interest bearing liabilities, whereby time certificates of deposit balances increased $14.3 million to $99.5 million and the rate paid increased 188 basis points to 5.40%. Further exacerbating this problem was the transfer from lower yielding day of deposit accounts which declined $22.1 million
   from the  comparable  September 1994  period.    Total  average  interest
   bearing assets also experienced change in their makeup as a number of fixed income taxable investment securities were called which resulted in an increase in interest bearing deposits with other banks. These deposits yield 114 basis points less than the taxable investment securities. The net interest rate spread for the current quarter was 3.41%, a decrease of 55 basis points compared to 3.96% for the 1994 September quarter.

         There was no provision for loan losses in the current quarter nor for the quarter ended September 30, 1994. The zero provision for 1995 provision reflects managements judgement of the adequacy of the loan loss reserve and current market conditions. Management is not aware of any trends or uncertainties which would materially impact results of future operations.

         Other income amounted to $68,000, an  increase of $7,000  compared
   to  $61,000 for September 30,  1994.   Other expense totaled  $806,000 at
   September 30, 1995 compared to $1,022,000 for the comparable 1994 quarter, a decrease of $216,000. An FDIC assessment refund of $131,000 and a decrease in general and administrative expenses of $85,000 accounted for this decrease.

   Management s Discussion and Analysis of Financial Condition and Results of
   --------------------------------------------------------------------------
   Operations.  (Continued)
   ------------------------

         The following average balance sheets present for the periods indicated the total dollar amount of interest income from earning assets and the resultant yields as well as the interest paid on interest-bearing liabilities, expressed both in dollars and rates:


                                                            Nine Months Ended September 30,
                                            -------------------------------------------------------------
                                                        1995                                  1994
                                          --------------------------------        ------------------------------

                                           Average                      Yield/    Average                     Yield/
                                           Balance       Interest        Rate     Balance       Interest       Rate
                                           -------       --------       ------    -------       --------       ----
                                                                  (dollars in thousands)
      Interest-earning assets:
        Loans....................          $ 77,366       $5,061        8.72%     $ 79,137       $5,028        8.47%
        Interest-bearing
          deposits with other
          banks..................            24,591        1,105        5.99%       22,744          659        3.86%

        Taxable investment
          securities.............           144,446        7,599        7.01%      146,906        7,435        6.75%
        Tax-exempt investment
          securities.............             4,323          154        4.75%       11,539          295        3.41%
                                           --------       ------                  --------       ------
      Total interest-earning
        assets...................           250,726       13,919        7.40%      260,326       13,417        6.87%

      Non-interest-earning
        assets...................             9,566                                 10,466
                                           --------                               --------
          Total..................          $260,292                               $270,792
                                           ========                               ========
      Interest-bearing
        liabilities:

          Regular savings........          $ 50,967        1,030        2.69%     $ 60,861        1,226        2.69%

          NOW accounts...........            21,460          277        1.72%       21,970          293        1.78%
          Money market
            accounts.............            27,057          621        3.06%       35,954          738        2.74%
          Time certificates of
            deposit..............            94,693        3,474        4.89%       86,546        2,238        3.45%
                                           --------      -------                  --------       ------

          Total interest-bearing
            liabilities..........           194,177        5,402        3.71%      205,331        4,495        2.92%
      Non-interest-bearing
        liabilities..............               851                                  1,737
      Net worth..................            65,264                                 63,724
                                           --------                               --------

          Total..................          $260,292                               $270,792
                                           ========      -------        -----     ========       ------        -----
      Net interest income/
        interest rate spread.....                         $8,517        3.69%                    $8,922        3.95%
                                                         =======        =====                    ======        =====
      Net earning balance/net
        yield on interest-earning
        assets...................           $56,549                     4.53%      $54,995                     4.57%

      -----------------------

   Management s Discussion and Analysis of Financial Condition and Results of
   --------------------------------------------------------------------------
   Operations.  (Continued)
   ------------------------

         The following average balance sheets present for the periods indicated the total dollar amount of interest income from earning assets and teh resultant yields as well as the interest paid on interest-bearing liabilities, expressed both in dollars and rates:


                                                               Quarter Ended September 30,
                                          ---------------------------------------------------------------

                                                        1995                                  1994
                                          --------------------------------        ------------------------------
                                           Average                     Yield/     Average                     Yield/
                                           Balance       Interest       Rate      Balance       Interest       Rate
                                           -------       --------       ----      -------       --------       ----
                                                                  (dollars in thousands)
      Interest-earning assets:
        Loans....................          $ 76,941       $1,695        8.81%     $ 78,672       $1,665        8.47%
        Interest-bearing
          deposits with other
          banks..................            37,425          560        5.99%       26,133          296        4.53%
        Taxable investment
          securities.............           133,550        2,381        7.13%      144,313        2,439        6.76%
        Tax-exempt investment
          securities.............             4,071           48        4.72%        9,760           88        3.61%
                                           --------       ------                  --------       ------
      Total interest-earning
        assets...................           251,987        4,684        7.44%      258,878        4,488        6.93%

      Noassets...................             9,944                                 10,316
                                           --------                               --------

          Total..................          $261,931                               $269,194
                                           ========                               ========
      Interest-bearing
        liabilities:

          Regular savings........          $ 49,192          335        2.72%     $ 60,060          408        2.72%
          NOW accounts...........            21,638           92        1.70%       22,553          101        1.79%
          Money market
            accounts.............            25,056          196        3.13%       35,453          251        2.83%
          Time certificates of
            deposit..............            99,477        1,342        5.40%       85,144          750        3.52%
                                           --------      -------                  --------       ------
          Total interest-bearing
            liabilities..........           195,363        1,965        4.02%      203,210        1,510        2.97%
      Non-interest-bearing
        liabilities..............             1,319                                  1,654
      Net worth..................            65,249                                 64,330
                                           --------                               --------

          Total..................          $261,931                               $269,194
                                           ========      -------        -----     ========       ------        -----
      Net interest income/
        interest rate spread.....                         $2,719        3.41%                    $2,978        3.96%
                                                         =======        =====                    ======        =====
      Net earning balance/net
        yield on interest-earning
        assets...................          $ 56,624                     4.32%     $ 55,668                     4.60%

      -----------------------

   Management s Discussion and Analysis of Financial Condition and Results of
   --------------------------------------------------------------------------
   Operations.  (Continued)
   ------------------------

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

         Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to achieve consistent growth of net interest
   income through periods of changing interest rates.   To accomplish rate
   sensitivity management requires maintaining an appropriate balance between interest sensitive assets and liabilities. At September 30, 1995, the Company's one year interest rate sensitivity cumulative gap position is asset sensitive 8.2%, as a percent of total earning assets.


   The following table depicts the Company's interest rate sensitivity at September 30, 1995.

                                                                  Sensitivity Period
                                         ------------------------------------------------------------------
                                                                                              Beyond
                                            0-3 mos.       6 mos.     1 year      1-3 years   3 years       Total
                                            --------     ---------    ------      ---------   --------      -----
                                                                  (dollars in thousands)
      Interest earning assets:

          Loans..................           $ 7,448      $ 7,003      $ 9,707      $ 9,771    $ 43,149      $77,078

          Investments............            51,262       19,939        9,270       44,916      50,167      175,554
                                            -------       ------      -------      -------     -------     --------
            Total................           $58,710      $26,942      $18,977      $54,687     $93,316     $252,632
                                            =======      =======      =======      =======     =======     ========

      Interest-bearing liabilities:

          Deposits................          $28,510      $28,811      $26,555      $48,000     $64,238     $196,114
                                            =======      =======      =======      =======     =======     ========
      Period sensitivity gap......          $30,200      ($1,869)     ($7,578)      $6,687     $29,078      $56,518
      Cumulative sensitivity gap...         $30,200      $28,331      $20,753      $27,440     $56,518      $56,518

      Cumulative sensitivity gap as
          a percent of earning
          assets...................           12.0%        11.2%         8.2%        10.9%       22.4%



         All categories of interest earning assets and that portion of interest-bearing liabilities classed as certificates of deposits ($100,490) are scheduled based on each items individual contracted
   maturity or the next interest rate repricing date.   The remaining
   interest-bearing deposits are spread through the various sensitivity periods based on assumptions by management of activity relating to new and run-off of account balances.

   Management s Discussion and Analysis of Financial Condition and Results of
   --------------------------------------------------------------------------
   Operations.  (Continued)
   ------------------------

         Capital Requirements
         --------------------
         The FDIC and the Federal Reserve Board have adopted minimum capital ratios and guidelines for banks and bank holding companies (on a consolidated basis) to provide a framework for assessing the adequacy of capital.

         Under its leverage capital adequacy guidelines, the FDIC requires that insured state banks, such as this Bank, maintain a ratio of Tier 1 or core capital to assets of not less than 3% for banks rated composite 1 under the FDIC's CAMEL rating system and who are not experiencing or anticipating any significant growth. For all other banks, the minimum core capital leverage ratio is 4%. The FDIC may impose higher ratios for banks on a case-by-absent unusual circumstances, receive FDIC approval of applications to establish new branches or other transactions requiring approval.

         The FDIC has adopted so-called "risk based capital" guidelines for insured state non-member banks. These risk based guidelines generally require the Company and the Bank to maintain a consolidated ratio of Tier 1 capital to risk-weighted assets, as defined, of at least 4%, and a consolidated ratio of total capital (as the sum of Tier 1 and Tier 2 capital, as defined below) to risk-weighted assets of at least 8%. Banks which are not rated composite 1 or 2 will generally be required to maintain higher risk-based capital ratios determined by the FDIC on a case-by-case basis.

         TIER 1 or core capital consists of common stock, surplus, undivided profits, disclosed capital reserves that represent a segregation of undivided profits, foreign currency translation adjustments and minority interests in consolidated subsidiaries less all intangible assets other than certain mortgage servicing rights.

         TIER 2 or supplementary capital consists of allowance for loan and lease losses (up to certain maximums), perpetual preferred stock, long-term (minimum 20 year maturity) preferred stock intermediate-term (minimum 5-year maturity) preferred stock, hybrid capital intstruments (including mandatory convertible securities) and term subordinated debt.

                                         Capital Ratios
                                         --------------

                                          Minimum
                                          Regulatory        Portsmouth
                                          Capital        Bank Shares, Inc.
                                          Level          12/31/94 9/30/95
                                          -----          -------- -------
    Leveraged Capital                     4.0%             24.5%    25.8%
    Total Capital (sum of Tier 1 and      8.0%             57.9%    67.4%
    Tier 2 capital) to Risk Weighted
    Assets


   Management s Discussion and Analysis of Financial Condition and Results of
   --------------------------------------------------------------------------
   Operations.  (Continued)
   ------------------------

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

         The Company  is not under  any regulatory  restrictions regarding
   retained  earnings available for distribution.   At September  30, 1995 all
   of the retained earnings, $36.4 million, could be distributed in accordance with Rule 4-08 (e) (1) of Regulations S-X.

         Earnings appropriated to bad debt reserves for losses and deducted for federal income tax purposes are not available for dividends or distributions without the prior payment of taxes at the current income tax rates on an amount greater than the amount appropriated to bad debt reserves.

                                   PART II - OTHER INFORMATION
                                   ---------------------------

   Item 1.     Legal Proceedings:
   -------     ------------------

               Not Applicable

   Item 2.     Changes in Securities:
   -------     ----------------------

               Not Applicable

   Item 3.     Defaults Upon Senior Securities:
   -------     --------------------------------

               Not Applicable

   Item 4.     Submission of Matters to a Vote of Securities Holders:
   -------     ------------------------------------------------------

               Not Applicable

   Item 5.     Other Information:
   -------     ------------------

               Not Applicable

   Item 6.     Exhibits and Reports on Form 8-K:
   -------     ---------------------------------

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

                                                  PORTSMOUTH BANK SHARES, INC.



   Date:     November 6,  1995               By:     /s/ Harry R. Hart
             -----------------                   -----------------------------
                                                      Harry R. Hart, President
                                                   and Chief Executive Officer
                                                 (Principal Financial Officer)