Form 10-K405
period 1995-12-31
PORTSMOUTH BANK SHARES INC
filed 1996-03-28
CIK 825534

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------


                                    Form 10-K

                Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                                  -------------


For the fiscal year ended                                 Commission file number
    December 31, 1995                                              0-16510

                          Portsmouth Bank Shares, Inc.
             (Exact name of registrant as specified in its charter)
        New Hampshire                                                02-0417778
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

333 State Street, Portsmouth, New Hampshire                                03801
(Address of principal executive offices)                              (Zip Code)

                                 (603) 436-6630
              (Registrant's telephone number, including area code)

               Securities registered pursuant to Section 12(g) of
                                    the Act:

                        Common Stock $.10 par value, and
                          Common Stock Purchase Rights

                               (Title of Classes)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                 Yes X   No
                                                    ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
            ---

     The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant as of February 29, 1996 was approximately $63.0 million, based on the closing price on February 29, 1996 of $14.875 per share.

     5,624,898 shares of the Registrant's Common Stock were outstanding on February 29, 1996. This does not give effect to a two percent stock dividend effected on March 15, 1996.

     Portions of the Registrant's 1995 Annual Report to Stockholders are incorporated by reference into Parts I & II of this report. Portions of the Registrant's Proxy Statement, dated March 15, 1996 distributed in conjunction with the Company's 1996 Annual Meeting of Stockholders are incorporated by reference into Part III of the report.

     Exhibit Index on page 26.

                                Table of Contents

                                     Part I

Item 1.           Business          ............................................   1
                  (a)      General..............................................   1
                  (b)      Lending Activities...................................   2
                           (i)        General...................................   2
                           (ii)       Residential Real Estate Loans.............   3
                           (iii)              Commercial Real Estate Loans......   4
                           (iv)       Consumer and Other Loans..................   4
                           (v)        Origination of Loans......................   5
                           (vi)       Non-Performing Assets
                                        and Delinquent Loans....................   5
                  (c)      Investment Activities................................   6
                  (d)      Source of Funds......................................   6
                  (e)      Statistical Information..............................   7
                  (f)      Distribution of Assets, Liabilities
                             and Stockholders' Equity; Interest

                             Rates and Interest Differential....................   7
                           (i)        Investment Portfolio......................   8
                           (ii)       Loan Portfolio............................  10
                           (iii)              Maturity of Loans.................  10
                           (iv)       Nonaccrual, Past Due and
                                        Restructured Loans......................  11
                           (v)        Summary of Loan Loss Experience...........  12
                           (vi)       Allowance for Loan Losses.................  13
                           (vii)              Deposits..........................  13
                           (viii)  Maturities of Time Deposits..................  13
                           (ix)       Return on Equity and Assets...............  14
                           (x)        Short-Term Borrowings.....................  14
                  (g)      Monetary Policies....................................  14
                  (h)      Employees............................................  14
                  (i)      Competition..........................................  14
                  (j)      Subsidiaries.........................................  15
                  (k)      Regulation...........................................  15
                           (i)        General...................................  15
                           (ii)       Federal Deposit Insurance Corporation.....  15
                           (iii)              New Hampshire Law.................  16
                           (iv)    Federal Interstate Banking Law...............  16
                           (v)        Federal Reserve Board.....................  18
                           (vi)       Capital Requirements......................  19
                           (vii)              Restrictions on the Payment of
                                        Dividends or Distributions..............  20
                           (viii)  Federal Home Loan Bank System................  21
                           (ix)       Other Regulations.........................  21

Item 2.           Properties....................................................  23

Item 3.           Legal Proceedings.............................................  23

Item 4.           Submission of Matters to a Vote of

                    Security Holders ...........................................  23

                                     Part II

Item 5.           Market for Registrant's Common Equity and
                    Related Stockholder Matters.................................  24

Item 6.           Selected Financial Data.......................................  24

Item 7.           Management's Discussion and Analysis of
                    Financial Condition and Results of

                    Operations..................................................  24

Item 8.           Financial Statements and Supplementary Data...................  24

Item 9.           Changes in and Disagreements with Accountants

                    on Accounting and Financial Disclosure......................  24

                                    Part III

Item 10.          Directors and Executive Officers of the
                     Registrant.................................................  25

Item 11.          Executive Compensation........................................  25

Item 12.          Security Ownership of Certain Beneficial

                    Owners and Management.......................................  25


Item 13.          Certain Relationships and Related Transactions................  25

                                     Part IV

Item 14.          Exhibits, Financial Statement Schedules, and

                    Reports on Form 8-K.........................................  26

                                     PART I

Item 1.         Business

General

     Portsmouth Bank Shares, Inc. ("Portsmouth" or the "Company"), a New Hampshire corporation, was formed in November 1987 for the purpose of becoming the parent holding company of Portsmouth Savings Bank (the "Bank"). The Company is registered with the Federal Reserve Board as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act").

     The Company conducts its business primarily through the Bank, its wholly-owned subsidiary. The principal business of the Bank is attracting deposits from the general public and investing in residential and commercial real estate loans, consumer loans and a portfolio of conservative investments. As a holding company, Portsmouth has the flexibility, within the constraints of the Bank Holding Company Act, to diversify its business activities through formation of subsidiaries and through acquisitions of or mergers with financial institutions and other companies. There are currently no specific plans, arrangements or understandings regarding any such diversification or acquisition activities nor in the foreseeable future.

     The Bank, an FDIC-insured savings institution, was organized in 1823 and is the oldest state-chartered savings bank in New Hampshire. It operates through its principal office at 333 State Street, Portsmouth, New Hampshire, and two branch offices in Greenland and North Hampton, New Hampshire. All of the Bank's offices are in Rockingham County, New Hampshire. The Bank's lending activities and depositor base extend into Strafford County, New Hampshire and York County, Maine.

     The Bank's lending policies focus on loan quality and close monitoring of the loan portfolio by management. The Board of Directors review significant loan applications prior to approval. The Bank maintains a large investment portfolio and its investment policies stress safety and liquidity. In order to protect its net interest margin against significant fluctuations, the Bank seeks, where possible, to better match the interest rate sensitivity and maturities of its assets and liabilities.

     The Bank's investment policy emphasizes liquidity and preservation of capital. The Board of Directors participates with management in all significant investment decisions. Investments are primarily in short-term, liquid assets in order to minimize the effects on its portfolio of changes in interest rates.

     The excess of the Bank's interest-earning assets maturing or repricing within one year over its interest-bearing liabilities maturing or repricing within one year (the "gap") was a positive $31.8 million (12.7%) of earning assets at December 31, 1995. In making this calculation, the Bank assumes that approximately 29% of its regular savings, money markets and NOW accounts reprice within one year. The Bank regularly, at least monthly, reviews and evaluates its asset-liability (Gap) position and policy guidelines. Quarterly, the Bank consults with its independent investment advisor, reviewing the policy guidelines and means to better match interest sensitive assets and liabilities within the policy guidelines. In setting the guidelines for the policy's time horizons, the following are the major factors considered: 1) projected interest rates; 2) run-off or growth of "Core Deposits" (regular savings, money market and NOW accounts); 3) competitive restraints to rate changes; 4) historical trends 5) availability of qualified investments at acceptable rates and maturities; 6) maintaining a diversified asset mix and 7) lack of brokered deposits. The Bank has in recent years significantly increased its investments in U.S. Treasury and government agency securities, as well as corporate securities. Offsetting this increase, interest-bearing deposits with other banks have declined substantially and outstanding loan balances have diminished. This change in asset-liability strategy reflects a continued weak local economy. The Bank is currently writing substantially all of its newly originated fixed-rate mortgage loans to meet the requirements for sale in the secondary market. No sales in the secondary market were made in 1995.

     The Bank's deposits are insured by the FDIC up to $100,000 per insured depositor. At December 31, 1995 the Bank had a total regulatory capital ratio of 41.40%, which exceeds the 8% FDIC requirement. At December 31, 1995, the Bank's ratio of net worth to assets was 25.36%.

     The Bank currently competes for both deposits and loans with many other savings banks, commercial banks, savings and loan associations and credit unions with offices in and around the Portsmouth area. The Bank maintains its market position by offering very competitive rates for deposits and loans as well as a full complement of banking services and other retail financial services for individuals and small businesses.

LENDING ACTIVITIES

     General

     At December 31, 1995, the Bank's loan portfolio totaled $77.9 million, representing approximately 39.8% of the Bank's $195.6 million total deposits at that date. The principal categories of loans in the Bank's portfolio are residential real estate loans secured by 1-4 family residences; commercial real estate loans secured by multi-family residential and commercial properties; and consumer and other loans. The Bank's primary lending activity has been the origination of residential real estate loans which comprise 75.97% of the portfolio.

     Loans originated by the Bank are subject to certain legal requirements. The Bank may originate and purchase loans secured by real estate, or other collateral as authorized under New Hampshire laws and regulations, that are located in any state or territory of the United States to the same extent and manner as if the real estate or collateral were located in New Hampshire. Notwithstanding this nationwide lending authority, the Bank has generally chosen not to make or purchase loans collateralized by real estate located outside the states of New Hampshire and Maine. Substantially all of the mortgage loans in the portfolio are secured by properties located in southeastern New Hampshire and, to a lesser extent, southern Maine. Moreover, substantially all of the non-mortgage loan portfolio consists of loans made to residents and businesses located in New Hampshire and York County, Maine.

     New Hampshire law imposes various limitations on the amount of loans that may be made to one borrower. Under regulations promulgated by the Bank Commissioner of New Hampshire (the "Commissioner"), the Bank may not make any loan to one borrower, as defined, which exceeds the lesser of 10% of the Bank's deposits or 100% of its capital. At December 31, 1995, this limit amounted to $19.6 million. The Bank has not made any loans to any one borrower which exceed these regulatory limits. The Bank's largest loan outstanding as of December 31, 1995 was a commercial real estate loan in the amount of $987,000. Its largest single borrower had aggregate loans outstanding of $2.2 million.

     The Bank offers adjustable-rate mortgage loans as part of a strategy to originate loans that are more interest-rate sensitive than traditional fixed-rate mortgage loans. At December 31, 1995, adjustable-rate loans (primarily residential mortgage loans) comprised 40.8% or $31.8 million of the total loan portfolio.

     Another aspect of the asset-liability management effort has been a policy of writing newly-originated fixed-rate residential mortgage loans to meet the requirements for sale in the secondary market. A substantial amount ($40.7 million) of fixed-rate mortgage loans are carried in the portfolio. During periods of rising interest rates, the market value of fixed-rate loans may decline. Presently management has no intention of disposing of any significant portion of its fixed-rate mortgage loan portfolio, any such disposition may result in the realization of losses, thereby affecting the net worth and net income of the Bank.

   Residential Real Estate Loans

     Residential mortgage loans are expected to continue to be the primary component of the Bank's loan portfolio. At December 31, 1995, the portfolio of residential mortgage loans totaled $59.1 million, consisting of 1,359 loans. The average size of such loans was $43,488. These loans come from the Bank's primary market area and are secured by residences within the same area. The fixed-rate loan portfolio consists primarily of seasoned loans. Many of these loans are to customers with established relationships. It is the Bank's policy not to make residential mortgage loans with a loan-to-value ratio in excess of 80%, except for permanent mortgage insurance loans (PMI) which can reach 95%.

     Virtually all residential real estate loans originated prior to May 1984 were long-term loans with fixed rates. In May 1984, the Bank commenced offering single-family residential mortgage loans providing for periodic interest rate adjustments. Such loans amounted to approximately 27.56%, 34.52% and 34.10% of the permanent single-family residential loans originated by the Bank in 1993, 1994 and 1995 respectively. Although the Bank has attempted to increase the percentage of adjustable-rate loans it originates as a percentage of total loans, the number of adjustable-rate loans actually originated depends upon prevailing market conditions as they affect customer demand for such loans.

     The adjustable-rate loans currently offered by the Bank have terms of up to 30 years and an interest rate that adjusts every one, three or five years in accordance with an index based on securities issued by the United States Government. There is an annual 2% cap on any increase in interest rates, as well as an overall "life time" cap equal to 6%. The Bank has not engaged in the practice of using a cap on the loan payments, which could allow the loan balance to increase rather than decrease, resulting in negative amortization. Although the Bank may for competitive reasons offer discounts on the interest on its adjustable-rate residential mortgage loans for up to five years, the Bank evaluates a borrower's ability to pay at or above the initial contract rate.

     The origination of adjustable-rate mortgage loans reduces the risks associated with changes in interest rates, but such loans involve other risks, because as interest rates increase the underlying payments by the borrower also increase, thus increasing the potential for default. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. These risks have not had any adverse effect on the Bank to date.

     The Bank continues to originate long-term, fixed-rate loans in order to provide a full range of products to its customers. Although these loans provide for repayments of principal over a fixed period of up to 30 years, it is the Bank's experience that such loans have remained outstanding for a substantially shorter period of time.

     Fire and extended coverage casualty insurance is required in order to protect the properties securing its residential and other mortgage loans. The properties securing mortgage loans are appraised by state certified independent appraisers, and such appraisals are reviewed by senior management and approved by the Board of Directors.

   Commercial Real Estate Loans

     Commercial real estate loans are primarily secured by existing properties, such as apartment buildings and, to a lesser extent, office buildings, industrial buildings, warehouses and various special purpose properties. At December 31, 1995, the Bank had $12.9 million of such loans in its portfolio, the largest outstanding balance of which was $987,000. Loan-to-value ratios on commercial real estate loans generally do not exceed 75%.

     Although terms vary, commercial real estate loans secured by existing properties generally have maturities of 15 years or less and interest rates that are tied to the N.Y. prime rate are generally adjustable.

     Consumer and Other Loans

     The Bank offers both secured and unsecured personal loans, as well as automobile, boat, home improvement, collateral and government guaranteed education loans. Consumer loans generally have maturities of up to ten years. At December 31, 1995, the Bank's portfolio of consumer and other loans totaled $6.0 million, representing 7.71% of all loans. Consumer loans generally have shorter terms and higher interest rates than first mortgage loans. As the result of the reclassification of certain types of consumer loans they are now reported as commercial loans, and the second morgages and home equity loans are included with mortgage loans.

     Origination of Loans

     The Bank's lending activities are conducted primarily in its market area. Applications for all types of loans are taken at the Bank's principal and branch offices. Residential loan applications are primarily attributable to referrals from real estate brokers, whom the Bank actively solicits, and, to a lesser extent, builders, existing customers and walk-in customers. Commercial real estate applications are obtained primarily from previous borrowers, direct contacts and referrals. Consumer applications are primarily obtained through existing customers who have been made aware of the Bank's programs by cross-selling, advertising and other means.

     Senior management is closely involved in the review and approval of first mortgage real estate loans. All applications for such loans must be reviewed by the appropriate loan officer and either the Chairman or the President, and presented to the Board of Directors for approval. The Bank's loan underwriting process includes the use of detailed credit applications, property appraisals, and verification of applicants' credit history, employment and banking relationships. All property securing real estate loans is appraised by state certified independent appraisers.

     The consumer loan policy provides that collateral loans up to $40,000 may be approved by certain loan officers. Collateral loans greater than $40,000 require the approval of the Board of Directors. Unsecured loans up to $12,000 maybe extended upon the approval of certain officers; and loans over $12,000 require the approval of the Board of Directors.

     Although, at a minimum, the loan officers abide by this written policy, in practice the senior officers consult with the Chairman or President of the Bank on a daily basis. All significant loan applications are then brought before the entire Board of Directors for approval. The Bank believes that this centralized approach to reviewing loan applications has proved beneficial to both the Bank and its customers.

NON-PERFORMING ASSETS AND DELINQUENT LOANS

     The Bank's lending policy focuses on loan quality and close monitoring of the loan portfolio by management. As a result of this lending policy, the Bank has experienced minimal loan charge-offs and delinquencies. For the year 1995, the Bank had net charge-offs of $40,000. At December 31, 1995, the Bank had four non-performing loans in its $77.9 million loan portfolio totaling $483,000. Mortgage loans are classified as delinquent when any payment of principal and/or interest is 30 days or more past due. Consumer loans are classified as delinquent when any payment is 30 days or more past due. Loans are classified as non-performing when the Bank ceases to accrue interest thereon. While the Bank has generally been able to work out satisfactory repayment schedules with delinquent borrowers, the Bank will undertake foreclosure or other legal proceedings if a loan delinquency is not otherwise satisfactorily resolved. Real estate acquired as a result of foreclosure action amounted to $668,000 at December 31, 1995. The properties are being actively marketed and the balance of these properties was reduced to $236,000 as of March 1, 1996.

INVESTMENT ACTIVITIES

     The Bank's investment policy emphasizes liquidity and preservation of capital. The Board of Directors participates with management in all significant investment decisions and is counseled by a professional independent investment adviser. As part of its asset-liability restructuring program, the Bank maintains a sizeable investment portfolio amounting to $123.4 million or 46.2% of its total assets at December 31, 1995. The Bank invests in United States government and agency obligations, corporate bonds that are of investment grade or higher and in conservative income-oriented equity securities. The Bank's equity portfolio had amortized cost and fair values of $12.2 million and $14.6 million, respectively, at December 31, 1995. The balance of the Bank's investment securities had amortized cost and fair market values of $105.42 million and $108.70 million, respectively. The Bank has substantially increased its investment in interest- bearing deposits with the Federal Home Loan Bank (the "FHLB") to $55.5 million at December 31, 1995 as call provisions were exercised by the issuers of agency obligations. These deposits totaled $9.1 million at December 31, 1994.

     In addition to providing liquidity and opportunities to enhance the repricing characteristics of the Bank's earning assets, the investment portfolio provides an important source of recurring income. For the years ended December 31, 1995 and 1994, the Bank's investment portfolio generated 63.5% and 62.6%, respectively, of total interest and dividend income. The Bank's investment portfolio earned 7.02% on taxable investment securities and 4.77% on tax-exempt securities in 1995, while earning 6.76% and 3.43%, respectively, on such securities in 1994. The Bank's interest-bearing deposits with the FHLB earned 5.91% in 1995 and 4.06% in 1994. It is management's intent to hold securities on a long-term basis or until maturity; however, securities may be traded whenever the opportunity is presented so long as it is consistent with our investment policy and the categorization of the portfolio for financial reporting purposes.

SOURCE OF FUNDS

     Deposits obtained through its banking offices have traditionally been the principal source of funds for use in lending and for other general business purposes. To a lesser extent, funds are also derived from amortization and prepayments of outstanding loans and maturities of investment securities.

     The Bank's current deposit products include passbook savings and club accounts, demand accounts, NOW accounts, money market deposit accounts and certificates of deposit ranging in terms from three months to three years. Included among these deposit products are Individual Retirement Account Certificates and Keogh Retirement Certificates (collectively "retirement accounts"). In recent years market conditions have required the Bank to increase its emphasis on short-term certificate accounts and other types of deposit accounts that are more responsive to changes in market interest rates.

     The primary source of deposits are obtained from individual and business residents within the Bank's market area. Its longstanding presence in this market area has resulted in a loyal, stable depositor base. Deposit accounts are attracted by offering competitive interest rates, and convenient office locations and service hours. Deposits of the Bank totaled $195.6 million or 73.2% of its total assets at December 31, 1995.

     Deposit account interest rates are priced to be competitive with other financial institutions conducting business in its market area. The ability of the Bank to attract and maintain deposits and control the Bank's overall cost of funds has been and will continue to be significantly affected by economic and competitive conditions.

     The Bank is a member of the Federal Home Loan Bank. The FHLB makes advances to members in accordance with the policies and procedures established by its Board of Directors.

STATISTICAL INFORMATION

     The statistical information on Portsmouth set forth in the following sections is furnished pursuant to Industry Guide 3 under the Securities Exchange Act of 1934.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

     Certain information regarding the distribution of assets, liabilities and stockholders' equity, interest rates and interest differential appears under the headings "Liquidity and Interest Rate Sensitivity Management" and "Interest Rate Spreads" on pages 4 through 6 of the Company's 1995 Annual Report to Stockholders, filed as Exhibit 13 hereto, which pages are incorporated therein by reference.

     Additional information concerning the development of the Bank's business is contained in pages 3 through 9 of the Company's 1995 Annual Report to Stockholders, filed as Exhibit 13 hereto, which pages are incorporated herein by reference.

     Investment Portfolio

The following table sets forth the aggregate carrying amounts and/or fair values of investments in securities of the Company at the dates indicated in accordance with SFAS No. 115. See Note 3 of the Notes to Consolidated Financial Statements contained on page 18 of the Company's 1995 Annual Report to Stockholders, filed as Exhibit 13 hereto, which page is incorporated herein by reference, for additional information.


                                                           December 31
                                                          (in thousands)

Available for sale - at fair value                     1995           1994
----------------------------------                     ----           ----
U.S. Government and
agency obligations                                   $62,717       $ 68,337

State and municipal
obligations                                                0              0

Other debt securities                                 26,016          27,499

Marketable equity
securities                                             13,711         13,992
                                                       ------        -------
            Total                                    $102,444       $109,828
                                                     --------       --------

Held to maturity - at carrying amounts
--------------------------------------
U.S. Government and
agency obligations                                   $ 14,999       $ 29,700

State and municipal
Obligations                                               570          1,590

Other debt securities                                   4,546         12,914

Marketable equity
securities                                                   0             0
                                                        ------      --------
            Total                                     $ 20,115       $44,204
                                                       -------       -------
Federal Home Loan Bank stock                          $    874       $   874
----------------------------                           -------       -------
            Grand Total                               $123,433      $154,906
                                                      ========      ========

The following table sets forth the carrying values of the investment securities portfolio of the Company at the dates indicated, prior to the adoption of SFAS No. 115.

                                                   December 31, 1993
                                                 (dollars in thousands)
U.S. Government and
agency obligations                                           $ 92,419

State and municipal
obligations                                                     7,913

Other debt securities                                          38,695

Marketable equity
securities                                                     11,157
                                                               ------
                       Total                                 $150,184
                                                             ========


     The following table sets forth by maturities of investment securities at December 31, 1995, exclusive of marketable equity securities, and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security). Yields on tax exempt obligations have not been computed on a tax equivalent basis.


                                                         After One              After Five
                                  Within One            But Within              But Within              After Ten
                                    Year                Five Years               Ten Years                Years
                                  ----------            ----------              ----------              ---------

                               Amount    Yield      Amount        Yield     Amount       Yield      Amount       Yield
                               ------    -----      ------        -----     ------       -----      ------       -----
                                                       (dollars in thousands)

U.S. Government
  and agency
  obligations                  $28,012   6.77%      $26,542        7.81%    $20,652      7.41%        $578       10.53%
State and
  municipal

  obligations                      570   5.41%
Other debt
  securities                    11,905   7.13%       13,682        7.25%      3,491      7.60%
                               -------              -------                 -------                   ----
     TOTAL                     $40,487   6.84%      $40,224        7.66%    $24,143      7.44%        $578      10.53%
                               =======              =======                 =======                   ====

     Loan Portfolio

     The following table shows Portsmouth's loan distribution at the end of each of the last five years (before deduction of unearned income).

                                                                   December 31,
                                               1995            1994            1993             1992            1991
                                               ----            ----            ----             ----            ----
                                                                 (in thousands)

Commercial, financial                       $   424         $ 2,386         $   411          $ 5,450        $    420
and agricultural
Real estate -                                59,143          59,979          62,371           71,862          80,943
residential
Real estate -                                12,265          11,651          13,447           12,263          12,421
commercial
& construction
Installment                                   3,975           4,050           2,476            2,899           3,992
Other                                         2,045           2,119           2,128            2,135           2,304
                                              -----           -----           -----            -----           -----
   TOTAL LOANS                              $77,852         $80,185         $80,833          $94,609        $100,080
                                            =======         =======         =======          =======        ========

Maturity of Loans

     The following table sets forth the scheduled contractual amortization of loans in the Company's portfolio at December 31, 1995, and the dollar amount of loans at that date which are scheduled to mature after one year which have fixed or adjustable interest rates. Adjustable or floating rate assets are included in the period in which interest rates are next scheduled to adjust rather than the period in which they are due.

                                                            Maturing
                                --------------------------------------------------------------------------
                                                     After 1 Year

                                Within                But Within                After 5

                                1 Year                5 Years                    Years               Total
                                ------               -----------                -------             ------
                                                            (in thousands)
Commercial,                  $   104                 $   253                    $    67                424
financial and
agricultural
Real estate -                 15,834                   5,278                     38,031             59,143
residential
Real estate -                  6,732                   2,297                      3,236             12,265
commercial
& construction
Installment                      329                   2,993                       653               3,975
Other                          2,045                       0                         0               2,045
                              ------                  ------                   -------              ------
                             $25,044                 $10,821                   $41,987             $77,852
                             =======                 =======                   =======             =======

Loans maturing after 1 year with:

Fixed interest rates                                  $6,431                  $41,439
Variable interest rates                                4,390                      548
                                                      ------                   ------
                                                     $10,821                  $41,987
                                                     =======                  =======

Nonaccrual, Past Due, and Restructured Loans

The following table summarizes Portsmouth's nonaccrual, past due, and restructured loans.


                                                                            December 31,

                                   1995          1994              1993         1992             1991
                                   ----          ----              ----         ----             ----
                                                               (in thousands)

Nonaccrual loans                   $483          $ 55              $215         $321             $110
Accruing loans past                  44           253                84          326              970
due 90 days or more
Restructured loans                    0             0                 0            0             $804




                                                        1995
                                                        ----
Nonaccrual loans:

  Commercial (2)                                        $264
  Residential real estate (2)                            219
                                                         ---

    Total                                               $483
                                                        ----


     Had these loans performed under their original terms, the amount of interest income recorded would have been $39,000. The amount recorded during 1995 amounted to $7,000.

     Management's policy is to review loans that are 90 days past due to determine the future collectibility of both principal and interest. When income is determined to be uncollectible, the loan is put on a nonaccrual status.

     As of December 31, 1995, there were no potential problem loans which management reasonably expects will materially impact future operating results, liquidity or capital resources, or represent material credits which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. There were no loan concentrations exceeding 10% of total loans.

     Summary of Loan Loss Experience

     The following table summarizes Portsmouth's loan loss experience for each of the five years ended December 31:


                                        1995           1994           1993           1992           1991
                                        ----           ----           ----           ----           ----
                                                                    (dollars in thousands)
Balance at beginning of year           $767           $807           $843           $865           $833
Charge-offs:
  Commercial, financial and               0              0              0              0            128
     agricultural
  Real estate-
     commercial                           0              0             92             90
     residential                         41             40              0            133
  Consumer loans                          0              0             15              0              3
  Other                                   0              0              0              0              0
                                       ----           ----           ----           ----           ----
    Total Charge-Offs                    41             40            107            223            131
Recoveries:
  Commercial, financial and               0
     agricultural
  Real estate -                           0
     commercial
     residential                          1
  Consumer loans                          0
  Other
                                       ----           ----           ----           ----           ----
    Total Recoveries                      1              0              0              0              0
Net Charge-offs                          40             40            107            223            131
Provision for loan losses                 0              0             71            201            163
                                        ---            ---           ----           ----           ----
Balance at end of year                 $727           $767           $807           $843           $865
                                       ====           ====           ====           ====           ====
Ratio of net charge-offs
during year to average loans
outstanding                            0.05%          0.05%          0.13%          0.24%          0.13%


     The foregoing schedule should be read in conjunction with the following footnotes:

(1) The amount charged to operations and the related balance in the allowance for loan losses is based upon monthly evaluations of the loan portfolio by management. These evaluations consider several factors including, but not limited to, general economic conditions, loan portfolio composition, prior loan loss experience and management's estimation of future potential losses.

(2) Based on historical data, management has no reason to believe that net charge-offs, as a percentage of average loans outstanding by category, will fluctuate materially during 1996.

     Allowance for Loan Losses

     Portsmouth's lending policy focuses on loan quality, primarily in its market area, and close monitoring of the loan portfolio by management. Management reviews on a monthly basis, using regulatory guidelines and the risk elements in the loan portfolio in determining the adequacy of the Allowance For Loan Losses. At December 31, 1995, management believes the balance in the Allowance For Loan Losses account is adequate to absorb any losses that may be inherent in the loan portfolio. The approximate anticipated amount of charge-offs during the next full year of operations total $75,000 from the real estate loan category. As a result of this lending policy, Portsmouth has experienced minimal loan charge-offs and delinquencies. From 1991 through 1995, only $541,000 was charged off for non-performing loans.

     Deposits

     The average daily balance of deposits and the average rates paid thereon appear under the headings, "Liquidity and Interest Rate Sensitivity Management" and "Interest Rate Spreads" on pages 4, 5 and 6 of the Company's 1995 Annual Report to Stockholders, filed as Exhibit 13 hereto, which pages are incorporated herein by reference.

     Maturities of Time Deposits

         Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 1995 are summarized as follows:


                                        Time
                                     Certificate              Other
                                      of Deposit           Time Deposits               Total
                                     -----------           -------------               -----
                                               (dollars in thousands)
3 months or less                      $ 3,553                     $0                   3,553

Over 3 but less than                    3,454                      0                   3,454
  6 months

Over 6 but less than                    1,578                      0                   1,578
  12 months

Over 12 months                          3,853                      0                   3,853
                                      -------                      -                   -----
    TOTAL                             $12,438                     $0                 $12,438
                                      =======                     ==                 =======

Return on Equity and Assets

The following table shows operating and capital ratios for 1995 and 1994.

                                                                                    1995            1994
                                                                                    ----            ----
Net income to average assets                                                        2.31%           2.18%

Net income to average stockholders' equity                                          9.31%           9.21%

Dividend payout ratio                                                              72.74%          68.32%

Average equity to average total assets                                             25.36%          24.01%


Short-Term Borrowings

     Portsmouth has no material short-term borrowings.

Monetary Policies

     Portsmouth and the Bank are affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve System. In view of changing conditions in the national economy and in the money markets, it is impossible for the management of Portsmouth to predict accurately future changes in monetary policy or the effect of such changes on the business or financial condition of Portsmouth.

EMPLOYEES

     As of December 31, 1995, Portsmouth and its subsidiary employed 61 full-time officers and employees. None of its employees are represented by collective bargaining agents, and management considers relations with its employees to be good. Two officers of the Bank serve as officers of Portsmouth but received no renumeration for serving as officers of the Company in 1995. Portsmouth has no other employees.

COMPETITION

     The Company, through the Bank, experiences intense competition in attracting and retaining deposits and in lending funds throughout its market area in New Hampshire and southern Maine. The primary factors in competing for deposits are interest rates, convenient office locations and flexible hours. Direct competition for deposit accounts comes from bank affiliates or other bank holding companies, independent commercial banks, mutual savings banks, savings and loan associations and credit unions. Additional significant competition for deposits comes from nonbank competitors, such as brokerage firms, and other investment alternatives such as U.S. government and corporate securities.

     Competition for loan origination in the Portsmouth area is intense. The primary factors affecting competition for loans are interest rates, loan origination fees and the range of lending services offered. Competition for originations of mortgage loans normally comes from mortgage bankers, savings institutions, commercial banks and insurance companies. In particular, there are a significant number of mortgage companies operating in the Bank's market. The principal competitors for consumer loans are finance company subsidiaries of domestic automobile manufacturers, commercial banks and, to a lesser degree, consumer finance companies. As the Bank develops its future operating strategies toward providing full financial services for customers in its market area it may face additional competition from diversified financial institutions.

     There are a number of pending legislative and regulatory proposals that may alter the structure, regulations, and competitive relationships of financial institutions. The ability of Portsmouth and the Bank to remain competitive will depend on how successfully they can respond to the rapidly evolving competitive, regulatory, technological and demographic developments affecting their operations.

SUBSIDIARIES

         Portsmouth owns 100% of the capital stock of the Bank. The Company has no other subsidiaries.

REGULATION

     General

     Savings banks and bank holding companies are subject to extensive supervision and regulation. As a New Hampshire-charted Savings Bank and a FDIC-insured bank, the Bank is subject to regulation and supervision by the New Hampshire Banking Department and the FDIC.

     Portsmouth, as a bank holding company, is subject to regulation, examination and supervision by the Federal Reserve Board under the Bank Holding Company Act of 1956. The issuance and sale of its securities and its relations with its stockholders are subject to regulation by the Securities and Exchange Commission. The following references to applicable statutes and regulations are brief summaries thereof and do not purport to be complete.

     Federal Deposit Insurance Corporation

     The Bank's deposits are insured by the FDIC up to a maximum of $100,000 per depositor. The FDIC issues regulations, conducts periodic examinations, imposes minimum capital requirements, requires the filing of reports and generally supervises the operations of its insured banks. The approval of the FDIC is required prior to any merger or consolidation, or the establishment or relocation of a branch. This supervision and regulation is intended primarily for the protection of depositors.

     Any insured bank that does not operate in accordance with or conform to FDIC regulations, policies and directives may be sanctioned for non-compliance. For example, proceedings may be instituted against any insured bank or any director, officer or employee of such bank who engages in unsafe and unsound practices, including the violation of applicable laws and regulations. The FDIC has the authority to terminate insurance of deposits pursuant to procedures established for that purpose. The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA") and regulations promulgated pursuant to FDICIA have effected a number of regulatory reforms that among other things, have broadened the authority of federal bank regulatory agencies to take action against institutions that fail to meet minimum capital requirements or other applicable standards. See "Capital Requirements."

     Under Section 7(b)(2)(A)(iii) of the FDI Act, "The semiannual assessment for each member of a deposit insurance fund shall not be less than $1,000.00." The FDI Act has the authority to assess additional premiums to cover its losses and expenses. The Bank's semiannual assessment for 1996 is $1,000.00 or a total of $2,000.00 annually.

     New Hampshire Law

     As a state-chartered savings bank, the Bank is subject to the applicable provisions of New Hampshire banking law. The Bank derives its lending and investment powers from these laws and is subject to periodic examination and reporting requirements imposed by the Commissioner, who also has specific statutory jurisdiction over certain banking activities such as mergers and the creation of new powers. New Hampshire has enacted interstate banking legislation which permits out-of-state banks and bank holding companies to establish new banks or to affiliate with existing banks and bank holding companies in New Hampshire. Conversion and the establishment of branches are subject to the approval of the New Hampshire Board of Trust Company Incorporation.

     New Hampshire law prohibits a bank holding company (defined as a company owning 25% or more of the voting stock of two or more banks) from acquiring any voting stock of an additional bank if, after such acquisition, the bank holding company would have more than 12 affiliates in New Hampshire, or if the total state-wide deposits of such bank holding company and all its affiliates would exceed 15% of the total deposits of all banks in New Hampshire. Portsmouth is not subject to such restrictions since it does not come within these limitations.

     Federal Interstate Banking Law

     The Riegle-Neal Interstate Bank and Branching Efficiency Act of 1994
(the "Interstate Banking Act"), enacted in September 1994, eliminates many barriers to: (i) interstate acquisitions by bank holding companies commencing in 1995, and (ii) interstate branching commencing in 1997, subject, in each case, to the right of individual states to opt out of certain provisions of the Interstate Banking Act in these regards.

     Commencing in September 1995, bank holding companies which meet specified capital and management adequacy standards are eligible to acquire banks in other states. Until 1997, an interstate holding company system will need to retain a separate bank charter in each state where its subsidiaries conduct a banking business.

     Various restrictions on such acquisitions will still apply after 1995, including (i) federal and state antitrust laws, as currently in effect: (ii) prohibitions on a single holding company system accounting for more than 10% of all deposits nationwide or, subject to various opt-in and opt-out provisions for individual states on a nondiscriminatory basis, accounting for 30% or more of deposits in any state; (iii) state-imposed prohibitions on acquiring banks within up to five years after they commence operations; and (iv) compliance by the acquirer with CRA and fair lending laws.

     Commencing on June 1, 1997, banks will be permitted to cross state lines to merge with other banks, subject to individual states' ability to adopt various nondiscriminatory opt-in and opt-out provisions. It is not yet known whether New Hampshire will elect to accelerate the effective date of this provision or to delay such date indefinitely. Antitrust and anticoncentration restrictions will apply as described above. It will not be necessary to keep multiple state charters in effect or to have a holding company system. Generally, all banks that are parties to a proposed post-1997 merger must satisfy applicable CRA, management quality and capital adequacy standards.

     De novo branching across state lines will be permissible if the host state has a law expressly permitting out-of-state banks to establish de novo branches in such state, commencing in 1997, state laws restricting branching within a state will continue to apply to both federally chartered and state chartered institutions. States may also impose instate standards in such areas as CRA, fair lending and consumer protection.

     Federal Reserve Board

     The Federal Reserve Board requires the Bank to maintain reserves against its transaction accounts based on the amount of the Bank's deposits.

     Under the Bank Holding Company Act, Portsmouth, as a bank holding company, is required to file annually with the Federal Reserve Board a report of its operations and, with its subsidiaries, is subject to examination by the Federal Reserve Board. The Bank Holding Company Act prohibits a bank holding company from acquiring direct ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, without prior approval of the Federal Reserve Board. No approval under the Bank Holding Company Act is required, however, for a bank holding company already owning or controlling over 50% of the voting shares of a bank to acquire additional shares of such bank. The Bank Holding Company Act also generally prohibits a bank holding company from acquiring any bank located outside of the state in which the existing banking subsidiaries of the bank holding company are located unless specifically authorized by applicable state law. New Hampshire law does authorize the acquisition of out-of-state financial institutions by New Hampshire bank holding companies and of New Hampshire financial institutions by out-of-state bank holding companies in certain circumstances.

     The Bank Holding Company Act further precludes a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any nonbanking entity engaged in any activity other than those that the Federal Reserve Board has determined to be closely related to banking or managing and controlling banks so as to be a proper incident thereto. The Federal Reserve Board has determined that certain activities, including, but not limited to, mortgage banking, operating small loan companies, discount brokerage activities, factoring, certain data processing operations, providing investment and financial advice and leasing personal property on a full payout basis are closely related to banking so as to be a proper incident thereto. Portsmouth has not determined whether it will engage in any of those enumerated activities considered (or which may be considered in the future) to be closely related to banking so as to be a proper incident thereto. A bank holding company and its subsidiaries are also prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease, sale of property or furnishing of services.

     The acquisition of direct or indirect ownership or control of more than 5% of the voting shares of Portsmouth or the Bank by any company might require regulatory approval under the Bank Holding Company Act, and the acquisition of 10% or more by any person or group of persons (including individuals as well as companies) would be subject to the provisions of the Change in Bank Control Act of 1978.

     Transactions between a depository institution and its holding company are generally subject to the restrictions contained in Sections 23A and 23B of the Federal Reserve Act. Section 23A imposed both quantitative and qualitative restrictions on such transactions, while Section 23B requires, among other things, that all such transactions be on terms substantially the same, and at least as favorable to the depository institution, as in a comparable transaction with an unaffiliated party. Exemption from, and waivers of, the provisions of
Section 23A and 23B of the Federal Reserve Act may be granted only by the Board of Governors of the Federal Reserve System.

     FDICIA requires any company that controls a depository institution that becomes undercapitalized to guarantee, in connection with the submission of a capital restoration plan by the depository institution, that the institution will comply with the plan and to provide appropriate assurances of performance. The aggregate liability of any such controlling company under such guaranty is limited to the lesser of (i) 5% of the depository institution's assets at the time it becomes undercapitalized, or (ii) the amount necessary to bring the depository institution into capital compliance as of the time the institution fails to comply with the terms of its capital plan.

     Capital Requirements

     The FDIC and the Federal Reserve Board have adopted minimum capital ratios and guidelines for banks and bank holding companies (on a consolidated basis) to provide a framework for assessing the adequacy of capital.

     Under its leverage capital adequacy guidelines, the FDIC has required that insured state banks, such as the Bank, maintain a ratio of tier 1 or core capital to assets of not less than 3% for banks rated composite 1 under the FDIC's CAMEL rating system that are not experiencing or anticipating any significant growth. For all other banks, the minimum core capital leverage ratio is 3% plus at least an additional 100 to 200 basis points. The FDIC may impose higher ratios for banks on a case-by-case basis. Banks that fail to meet these minimum leverage capital levels will not, absent unusual circumstances, receive FDIC approval of applications to establish new branches or other transactions requiring approval.

     The FDIC has adopted so-called "risk based capital" guidelines for insured state non-member banks. These risk based guidelines generally require the Company and the Bank to maintain a consolidated ratio of tier 1 capital to risk-weighted assets, as defined, of at least 4%, and a consolidated ratio of total capital (defined as the sum of tier 1 and tier 2 capital, as defined below) to risk-weighted assets of at least 8%. For this purpose, the Company's total shareholders' equity will constitute tier 1 capital. Banks which are not rated composite 1 or 2 will generally be required to maintain higher risk-based capital ratios determined by the FDIC on a case-by-case basis.

     Tier 1 or core capital consists of common stock, surplus, undivided profits, disclosed capital reserves that represent a segregation of undivided profits, foreign currency translation adjustments and minority interest in consolidated subsidiaries less all intangible assets other than certain mortgage servicing rights. Tier 2 or supplementary capital consists of allowance for loan and lease losses (up to certain maximums), perpetual preferred stock, long-term (minimum 20 year maturity) preferred stock, intermediate-term (minimum 5-year maturity) preferred stock, hybrid capital instruments (including mandatory convertible securities) and term subordinated debt.

     In determining total risk-weighted assets for purposes of the risk-based capital requirement, (i) each off-balance sheet asset must be converted to its on-balance sheet credit equivalent amount by multiplying the face amount of each such item by a credit conversion factor ranging from 0% to 100% (depending upon the nature of the asset), (ii) the credit equivalent amount of each off-balance sheet asset and the book value of each on-balance sheet asset must be multiplied by a risk factor ranging from 0% to 200% (again depending upon the nature of the asset), and (iii) the resulting amounts are added together and constitute total risk-weighted assets.

     FDICIA has required the various federal banking agencies, including the FDIC, to develop additional guidelines for their risk-based capital standards to ensure that those standards take adequate account of (i) interest rate risk,
(ii) concentration of credit risk, (iii) the risks of nontraditional activities and (iv) the actual performance and expected risk of loss on multi-family mortgages. The Company does not believe that its capital ratios will require material adjustments in light of these standards.

     FDICIA defines each institution as either well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, imposing progressively more scrutiny and restrictions on an institution with less favorable capitalization. The definitions are based on an institution's ability to meet all of the capitalization requirements imposed on the institution by its primary federal regulator which is, in the case of the Bank, the FDIC. Well capitalized institutions and adequately capitalized institutions are defined to be institutions which significantly exceed, or simply meet, all relevant capital requirements, respectively. Undercapitalized and significantly undercapitalized banks are defined to be institutions which fail to meet, or significantly fail to meet, all such capital requirements, respectively. The level of capital below which an institution is deemed to be critically undercapitalized may not be less than 2% to total assets nor more than 65% of the required minimum level of capital under the leverage limit. Management believes that the Bank was classified at December 31, 1994 as well capitalized, since it exceeds all applicable minimum capital standards. Management does not anticipate that the prompt corrective actions required under FDICIA for undercapitalized institutions (see below) will have a material impact upon the operations of the Bank as long as current capital levels are maintained.

     Any insured depository institution which falls below the minimum capital standards must submit a capital restoration plan. In general, undercapitalized institutions will be precluded from increasing their assets, acquiring other institutions, establishing additional branches, or engaging in new lines of business without an approved capital plan and an agency determination that such actions are consistent with the plan. Institutions that are significantly undercapitalized or critically undercapitalized are subject to additional restrictions and may be required to (i) raise additional capital; (ii) limit asset growth; (iii) limit the amount of interest paid on deposits to the prevailing rate of interest in the region where the institution is located; (iv) divest or liquidate any subsidiary which the FDIC determines poses a significant risk; (v) order a new election for members of the board of directors; (vi) require the dismissal of a director or senior executive officer, or (vii) take such other action as the FDIC determines is appropriate. Under FDICIA, the FDIC is required to appoint a conservator or receiver for a critically undercapitalized institution no later than 9 months after the institution becomes critically undercapitalized, subject to a limited exception for institutions which are in compliance with an approved capital plan and which the FDIC certifies are not likely to fail.

     FDICIA prohibits any depository institution that is not now well capitalized from accepting deposits through a deposit broker, except that the FDIC may allow adequately capitalized institutions to accept brokered deposits for successive periods of up to 90 days. FDICIA also prohibits undercapitalized institutions from offering rates of interest on insured deposits that significantly exceed the prevailing rate in their normal market area or the area in which the deposits would otherwise be accepted.

     Restrictions on the Payment of Dividends or Distributions

     The New Hampshire Business Corporation Act (the "Business Corporation Act") permits Portsmouth to pay dividends on its capital stock only from its unreserved and unrestricted earned surplus or from its net profits for the current fiscal year and the preceding fiscal year taken as a single period.

     The Bank is not subject to the Business Corporation Act, but the payment of a cash dividend or distribution may be restricted if the effect thereof would cause the net worth of the Bank to be reduced below either the amount required for the distribution and liquidation account or in the event that net worth requirements under New Hampshire or federal laws or regulations limit such dividends or distributions. In addition, the Bank is required under New Hampshire law to maintain a reserve of not less than 5% of the amount of its deposits in cash or in specified kinds of short-term investments, for the security of its depositors. The Commissioner has regulatory authority to reduce, and has reduced, this reserve from 5% of the amount of deposits in cash or in specified kinds of short-term investments to 3% of such funds. The Bank has consistently complied with this requirement. Furthermore, the Federal Deposit Insurance Act prohibits the Bank from paying dividends on its capital stock if it is in default in the payment of any assessment to the FDIC.

     The Bank is not under any regulatory restrictions regarding retained earnings available for distribution. At December 31, 1995, $34.32 million could be distributed in accordance with Rule 4-08 (e) (1) of Regulation S-X.

     Earnings appropriated to bad debt reserves for losses and deducted for federal income tax purposes are not available for dividends or distributions without the prior payment of taxes at the current income tax rates on an amount greater than the amount appropriated to bad debt reserves.

     Federal Home Loan Bank System

     The Bank is a member of the FHLB of Boston, which is one of 12 regional Federal Home Loan Banks. The FHLB serves as a reserve or central bank for its members. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB. The Bank's membership in the FHLB is voluntary and can be terminated by the Bank at any time when its advances, if any, are paid.

     As a member of the FHLB, the Bank is required to purchase and hold stock in the FHLB in an amount equal to the greater of 1% of the bank's aggregate unpaid residential mortgage loan balances at the beginning of the year or 1/20th of FHLB advances outstanding. As of December 31, 1995, the Bank held stock in the FHLB in the amount of $874,200, which exceeded the above requirements.

     Although the Bank is not examined by the FHLB, the Bank, as an FHLB member, is required to comply with various rules and regulations, including a requirement that the Bank maintain, if it wishes to borrow from the FHLB, an average daily balance of liquid assets (consisting of, among other things, cash, certain time deposits, bankers' acceptances and specified United States Government, state and federal agency obligations) of not less than a certain percentage of net withdrawable savings and current short-term borrowings. The liquidity requirement, currently 5%, may be changed from time to time by the FHLB to any amount within the range of 4% to 10% depending upon economic conditions and savings flows of member institutions. Penalties may be imposed for violations of liquidity requirements. The Bank has consistently complied with these liquidity requirements.

     Other Regulations

     The policies of regulatory authorities, including the Federal Reserve Board and the FDIC, have had a significant effect on the operating results of financial institutions in the past and are expected to continue to do so in the future.

An important function of the Federal Reserve Board is to regulate aggregate national credit and money supply through such means as open market operations in securities, establishment of the discount rate on bank borrowings and changes in reserve requirements against bank deposits. Policies of these agencies may be influenced by many factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and fiscal policies of the United States Government. Supervision, regulation or examination of Portsmouth by these regulatory agencies is not intended for the protection of Portsmouth's stockholders.

     The United States Congress has periodically considered and adopted legislation that has resulted and could result in further regulation or deregulation of banks and other financial institutions. Such legislation could relax or eliminate geographic restrictions on banks and bank holding companies and could place Portsmouth in more direct competition with other financial institutions, including mutual funds, securities brokerage firms and investment banking firms. No assurance can be given as to whether any additional legislation will be enacted or as to the effect of such legislation on the business of Portsmouth.

Item 2.           Properties

Portsmouth is obligated under certain operating leases incurred in the normal course of business. A schedule of the minimum annual lease payments is as follows:

                  1996..............................    8,000
                  1997..............................    8,000
                  1998..............................    8,000
                                                     --------
                  Total............................. $ 24,000
                                                     ========

         Portsmouth does not own any property. Portsmouth uses the premises and equipment of the Bank and does not pay any rental fee for such premises and equipment. The following tables sets forth information with regard to properties owned by the Bank. Net book value amounts represent the book value of land and improvements, after the deduction of accumulated depreciation, on these properties.


                                        Owned         Net Book Value at
Office Location                       or Leased       December 31, 1995
---------------                       ---------       -----------------
333 State Street
Portsmouth, NH
(Main Office of the Bank and
adjacent drive-in parking
facilities..................          Owned               $601,326

Fern Avenue
and Route 1
North Hampton, NH...........          Owned                113,221

Ocean Road
and Route 33
Greenland, NH...............          Owned                151,292
                                                          --------
Total                                                     $865,839
                                                          ========


Item 3.           Legal Proceedings

         The Company and the Bank are involved in various legal proceedings incidental to the Bank's business, none of which is believed by management to be material to the financial condition of the Bank or the Company.

Item 4.           Submission of Matters to a Vote of Security Holders

         None.

                                    PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters

         The information required by this item regarding the Company's Common Stock appears under the heading "Information on Common Stock" on page 1 of the Company's 1995 Annual Report to Stockholders, filed as Exhibit 13 hereto, which page is incorporated herein by reference. The payment of dividends by the Bank to Portsmouth is subject to certain regulatory restrictions. See "Regulations," Page 15.

Item 6.           Selected Financial Data

         The information required by this item is contained on page 9 of the Company's 1995 Annual Report to Stockholders, filed as Exhibit 13 hereto, which page is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required by this item appears under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operation" on pages 3 through 9 of the Company's 1995 Annual Report to Stockholders, filed as Exhibit 13 hereto, which pages are incorporated herein by reference.

Item 8.           Financial Statements and Supplementary Data

         The information required by this item is contained on pages 10 through 32 of the Company's 1995 Annual Report to Stockholders, filed as Exhibit 13 hereto, which pages are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant

         The information pertaining to Directors required by this item appears under the heading "Election of Directors" on pages 5 through 10 of the Company's definitive Proxy Statement for the Company's 1996 Annual Meeting of Stockholders, attached hereto as Exhibit 21 and filed with the Securities and Exchange Commission (the "Proxy Statement"), dated March 15, 1996 which pages are incorporated herein by reference.

         Set forth below is certain information concerning the executive officers of the Company.

           Harry R. Hart was elected President and Chief Executive Officer of the Company and Chairman of the Board and Chief Executive Officer of Portsmouth Savings Bank in November, 1992. Prior to this Mr. Hart served as President of Portsmouth Savings Bank since 1990. He was Chief Executive Officer and President of the First National Bank of Litchfield, Connecticut from 1973 to 1988 and Chairman of the Board of that institution from 1988 to 1990.

         Mark E. Simpson was elected Treasurer and Secretary in November 1987. In November 1992, Mr. Simpson was elected President of the Bank. Prior to this Mr. Simpson served as Executive Vice President of the Bank since 1988. Previously to his election as Executive President of the Bank, Mr. Simpson served as Vice President and Treasurer of the Bank from 1985 to 1988 and Assistant Vice President from 1984 to 1985.

Item 11.          Executive Compensation

         The information required by this item appears under the heading "Executive Compensation" on pages 11 through 17 of the Proxy Statement, filed as
Exhibit 21 hereto, which pages are incorporated herein by reference.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

         The information required by this item appears under the headings "Beneficial Ownership" and "Election of Directors" on pages 3 through 8 of the Proxy Statement, filed as Exhibit 21 hereto, which pages are incorporated herein by reference.

Item 13.          Certain Relationships and Related Transactions

         The information required by this item appears under the heading "Transactions with Management" on page 20 of the Proxy Statement, filed as
Exhibit 21 hereto, which page is incorporated herein by reference.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)      (1)      Index of Financial Statements:  The following
                           financial Statements appear in response to item 8 of this Report on the pages indicated in the Company's
                           1995 Annual Report to Stockholders, filed as Exhibit
                           13 hereto, which pages are incorporated herein by reference.

                           Report of Independent Certified Accountants, page 10.

                           Consolidated Balance Sheets as of December 31, 1995 and 1994, page 11.

                           Consolidated Statements of Income for the Years Ended December 31, 1995, 1994 and 1993, page 12.

                           Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1995, 1994 and 1993, page 13.

                           Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993, page 14.

                           Notes to Consolidated Financial Statements, pages 15 through 32.

         (a)      (2)      Index of Financial Statement Schedules:  Financial
                           Statement Schedules required by item 8 of this Report or as part of this item 14.

                           Schedule I - Indebtedness to Related Parties. The information required by this schedule is not material and is therefore not applicable.

         (c)               Exhibits:   Listed separately on Exhibit Index found
                           on page page 32.

         (c)      (3)      Articles of Incorporation and By-Laws:

                  (a) The Articles of Incorporation as amended of the Company are incorporated by reference to Item 14,
                           Exhibit 3 (a) to the Company's 1990 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 1991.

                  (b) The By-Laws of the Company are incorporated herein by reference to Item 14, Exhibit 3(b) to the Company's 1988 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989.

         (c)      (4)      Instruments Defining the Rights of Security Holders:

                  (a) The Articles of Incorporation as amended of the Company are incorporated by reference to Item 14,
                           Exhibit 3 (a) to the Company's 1990 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 1991.

                  (b) The By-Laws of the Company are incorporated herein by reference to Item 14, Exhibit 3(b) to the Company's 1988 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989.

                  (c) The Rights Agreement, between the Company and The First National Bank of Boston, dated as of November 17, 1988, is incorporated herein by reference to Item
                           2.1 to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 30, 1988.

         (c)      (10)     Material Contracts:

                   (a) Agreement among Portsmouth Bank Shares, Inc., Portsmouth Savings Bank and Robert W. Simpson is incorporated herein by reference to Item 16, Exhibit
                           10.2 to the Company's Registration Statement, registration number 33-18714, on Form S-1, filed with the Securities and Exchange Commission on November 25, 1987.

                   (b) Amended and Restated Agreement among Portsmouth Bank Shares, Inc., Portsmouth Savings Bank and Robert W. Simpson is incorporated herein by reference to Item 14, Exhibit 10(b) to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 1990.

                   (c) Employment Agreement between Portsmouth Savings Bank and Robert W. Simpson; Split Dollar Agreement and Amendment thereto between Portsmouth Savings Bank and Robert W. Simpson; and Deferred Compensation Agreement between Portsmouth Savings Bank and Robert
                           W. Simpson, are each incorporated herein by reference to Item 16, Exhibit 10.3 to the Company's Registra-tion Statement, registration number 33-18714, on Form S-1, filed with the Securities and Exchange Commission on November 25, 1987.

                   (d) Employment Agreements among Portsmouth Bank Shares, Inc., Portsmouth Savings Bank and each of William H. Little, Rodney D. Pridham, Donald H. Sargent and Mark
                           E. Simpson are incorporated herein by reference to
                           Item 14, Exhibit 10(d) to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 1990.

                   (e) Portsmouth Bank Shares, Inc. 1987 Stock Option and Appreciation Rights Plan is incorporated herein by reference to Item 16, Exhibit 10.4 to the Company's Registration Statement registration number 33-18714, on Form S-1, filed with the Securities and Exchange Commission on November 25, 1987.

                  (f) Portsmouth Savings Bank Employee Stock Ownership Plan and Trust is incorporated herein by reference to Item 16, Exhibit 10.5 to the Company's Registration Statement, registration number 33-18714, on Form S-1, filed with the Securities and Exchange Commission on November 25, 1987.

         (c)      (11)     Computation of Per Share Earnings:  The computation
                           of per share earnings is contained under the heading
                           "Consolidated Statements of Income" on page 12 of the Company's 1995 Annual

                           Report to Stockholders, filed as Exhibit 13 hereto, which page is incorporated herein by reference.

         (c)      (12)     Statements re  Computation of Ratios:  Not
                           applicable, as the Company does not have any debt securities or preferred stock registered under
                           Section 12 of the Securities Exchange Act of 1934.

         (c)      (13)     Annual Report to Security Holders:  The Company's
                           1995 Annual Report to Stockholders' is attached hereto as Exhibit 13 to this Annual Report on Form
                           10-K.

         (c)      (23)     Definitive Proxy Statement:  The Company's definitive
                           Proxy Statement for the 1996 Annual Meeting of
                           Stockholders is attached hereto as Exhibit 21 to this Annual Report on Form 10-K.

         (c)      (22)     Subsidiaries of Registrant:  As of March 15, 1996,
                           the Company had the following subsidiary:


                  Name                               State of Incorporation
                  ----                               ----------------------
         Portsmouth Savings Bank                     New Hampshire

                          SHATSWELL, MacLEOD & COMPANY
                          Certified Public Accountants

                                 83 Pine Street
                    West Peabody, MA 01960-3635(508)535-0206



                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

         We consent to the incorporation by reference in the registration statement of Portsmouth Bank Shares, Inc. and subsidiary on Form S-8 (File No. 33-24050) of our report dated January 16, 1996 on our examination of the consolidated financial statement schedules of Portsmouth Bank Shares, Inc. and Subsidiary as of December 31, 1995 and 1994, and for each of the fiscal years ended December 31, 1995, 1994 and 1993, which report is incorporated by reference in this Annual Report on Form 10-K.



                                                      SHATSWELL, MacLEOD & CO.
W. Peabody, Massachusetts
March 25, 1996

         Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities and Exchange Commission Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          PORTSMOUTH BANK SHARES, INC.

         By:/s/ Harry R. Hart                       By: /s/ Mark E. Simpson
            -----------------------------               -----------------------
            Harry R. Hart                               Mark E. Simpson
            President and                               Secretary and Treasurer
            Chief Executive Officer
            (Principal Financial Officer)

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         Signature                         Title                   Date
         ---------                         -----                   ----

/s/ Robert W. Simpson            Chairman of the Board            March 21, 1996
----------------------           of Directors, Portsmouth
Robert W. Simpson                Bank Shares, Inc.

/s/ Lester A. Avery              Director of Portsmouth           March 21, 1996
----------------------           Bank Shares, Inc.
Lester A. Avery

/s/ Timothy J. Connors           Director of Portsmouth           March 21, 1996
----------------------           Bank Shares, Inc.
Timothy J. Connors

/s/ Harry R. Hart                Director, President and          March 21, 1996
----------------------           Chief Executive Officer
Harry R. Hart

/s/ Harry P. Jarvis              Director of Portsmouth           March 21, 1996
----------------------           Bank Shares, Inc.
Harry P. Jarvis

/s/ M. Kevin MacLeod             Director of Portsmouth           March 21, 1996
----------------------           Bank Shares, Inc.
M. Kevin MacLeod

/s/ Mark E. Simpson              Director, Secretary              March 21, 1996
----------------------           and Treasurer
Mark E. Simpson

                                    Exhibits

(3)      Articles of Incorporation and By-Laws:

         (a) The Articles of Incorporation as amended of the Company are incorporated by reference to Item 14, Exhibit 3 (a) to the Company's 1990 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 1991.

         (b) The By-Laws of the Company are incorporated herein by reference to Item 14, Exhibit 3(b) to the Company's 1988 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989.

         (4)      Instruments Defining the Rights of Security Holders:

         (a) The Articles of Incorporation as amended of the Company are incorporated by reference to Item 14, Exhibit 3 (a) to the Company's 1990 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 1991.

         (b) The By-Laws of the Company are incorporated herein by reference to Item 14, Exhibit 3(b) to the Company's 1988 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989.

         (c) The Rights Agreement, between the Company and The First National Bank of Boston, dated as of November 17, 1988, is incorporated herein by reference to Item 2.1 to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 30, 1988.

         (10)     Material Contracts:

         (a) Agreement among Portsmouth Bank Shares, Inc., Portsmouth Savings Bank and Robert W. Simpson is incorporated herein by reference to Item 16, Exhibit 10.2 to the Company's Registration Statement, registration number 33-18714, on Form S-1, filed with the Securities and Exchange Commission on November 25, 1987.

         (b) Amended and Restated Agreement among Portsmouth Bank Shares, Inc., Portsmouth Savings Bank and Robert W. Simpson is incorporated herein by reference to Item 14, Exhibit 10(b) to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 1990.

         (c) Employment Agreement between Portsmouth Savings Bank and Robert W. Simpson; Split Dollar Agreement and Amendment thereto between Portsmouth Savings Bank and Robert W. Simpson; and Deferred Compensation Agreement between Portsmouth Savings Bank and Robert W. Simpson, are each incorporated herein by reference to Item 16, Exhibit 10.3 to the Company's Registra-tion Statement, registration number 33-18714, on Form S-1, filed with the Securities and Exchange Commission on November 25, 1987.

         (d)      Employment Agreements among Portsmouth Bank Shares, Inc.,

                  Portsmouth Savings Bank and each of William H. Little, Rodney
                  D. Pridham, Donald H. Sargent and Mark E. Simpson are incorporated herein by reference to Item 14, Exhibit 10(d) to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 1990.

         (e) Portsmouth Bank Shares, Inc. 1987 Stock Option and Appreciation Rights Plan is incorporated herein by reference to Item 16, Exhibit 10.4 to the Company's Registration Statement, registration number 33-18714, on Form S-1, filed with the Securities and Exchange Commission on November 25, 1987.

         (f) Portsmouth Savings Bank Employee Stock Ownership Plan and Trust is incorporated herein by reference to Item 16, Exhibit
                  10.5 to the Company's Registration Statement, registration number 33-18714, on Form S-1, filed with the Securities and Exchange Commission on November 25, 1987.

         (11) Computation of Per Share Earnings: The computation of per share earnings is contained under the heading "Consolidated Statements of Income" on page 12 of the Company's 1995 Annual Report to Stockholders, filed as Exhibit 13 hereto, which page is incorporated herein by reference.

         (12) Statements re Computation of Ratios: Not applicable, as the Company does not have any debt securities or preferred stock registered under Section 12 of the Securities Exchange Act of 1934.

         (13) Annual Report to Security Holders: The Company's 1995 Annual Report to Stockholders' is attached hereto as Exhibit 13 to this Annual Report on Form 10-K.

         (23) Definitive Proxy Statement: The Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders is attached hereto as Exhibit 21 to this Annual Report on Form 10-K.

         (22) Subsidiaries of Registrant: As of March 15, 1996, the Company had the following subsidiary:

                  Name                               State of Incorporation
                  ----                               ----------------------
         Portsmouth Savings Bank                     New Hampshire