Form 10-Q
period 1996-03-31
PORTSMOUTH BANK SHARES INC
filed 1996-05-13
CIK 825534

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended                 March 31, 1996
                 ---------------------------------------------------------------

Commission file number           #0-16510
- --------------------------------------------------------------------------------


                          PORTSMOUTH BANK SHARES, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


       New Hampshire                                              02-0417778
- -------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                                Identification No.)

333 State Street, Portsmouth, New Hampshire                              03801
- -------------------------------------------                           ----------
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

Common Stock, $.10 Par Value -- 5,736,913 shares as of March 31, 1996
- ---------------------------------------------------------------------

                 FORM 10Q QUARTERLY REPORT -- TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                             Page
- ------------------------------

Item 1.           Financial Statements
                  Consolidated Balance Sheets - March 31, 1996
                  and December 31, 1995                                       3

                  Consolidated Statements of Income - Three
                  months ended March 31, 1996 and 1995                        4

                  Consolidated Statements of Changes in
                  Stockholders' Equity - March 31, 1996
                  and December 31, 1995                                       5

                  Consolidated Statements of Cash Flows - Three
                  months ended March 31, 1996 and 1995                        6

                  Notes to Consolidated Financial Statements -
                  March 31, 1996                                              8

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              10

PART II - OTHER INFORMATION
- ---------------------------

Item 1.           Legal Proceedings                                          16

Item 2.           Changes in Securities                                      16

Item 3.           Defaults Upon Senior Securities                            16

Item 4.           Submission of Matters to a Vote                            16

Item 5.           Other Information                                          16

Item 6.           Exhibits and Reports on Form 8-K                           16

SIGNATURE                                                                    17
- ---------

                             Part I - Financial Information
                      Portsmouth Bank Shares, Inc. and Subsidiary

                              Consolidated Balance Sheets
- --------------------------------------------------------------------------------------

                                                           March 31,          Dec. 31,
                                                             1996               1995
                                                           --------           --------
                                                                  (Unaudited)
                                                                (In thousands)
ASSETS
Cash and due from banks                                    $  4,892           $  5,466
Interest-bearing deposits with
  the Federal Home Loan Bank                                 61,858             55,458
Investment securities:
  Held-to-maturity (market value $20,714 at March 31,        20,859             20,115
    1996 and $19,963 at December 31, 1995)
  Available-for-sale (at market)                             90,751            103,318
Loans (Note 2)                                               83,553             77,852
  Less:  Unearned income                                       (664)              (674)
         Allowance for loan losses (Note 3)                    (687)              (727)
                                                           --------           --------
         Net loans                                           82,202             76,451
Premises and equipment                                          886                895
Other real estate owned (Note 4)                                236                668
Other assets                                                  5,744              4,900
                                                           --------           --------
TOTAL ASSETS                                               $267,428           $267,271
                                                           ========           ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Non-interest bearing                                     $  3,880           $  2,802
  Interest bearing                                          192,418            192,767
                                                           --------           --------
    Total deposits                                          196,298            195,569
Other liabilities                                             4,138              3,927
                                                           --------           --------

TOTAL LIABILITIES                                           200,436            199,496

SHAREHOLDERS' EQUITY:
Preferred stock, par value $.10 per share-
  authorized but unissued 15,000,000 shares
Common stock, par value $.10 per share-
  authorized 25,000,000 shares in 1996 & 1995;
  issued 6,476,763 shares in 1996 & 6,362,748 in 1995
  outstanding shares-5,736,913 in 1996 &
  5,622,898 in 1995                                             648                636
Paid-in capital                                              33,324             31,646
Retained earnings                                            36,609             37,696
Net unrealized holding gain on AFS securities                 2,192              3,578
                                                           --------           --------
                                                             72,773             73,556
Less:  Cost of Treasury Stock: 1996-739,850 shares
                               1995-739,850 shares           (5,781)            (5,781)
                                                           --------           --------
           Total Shareholders' Equity                        66,992             67,775
                                                           --------           --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $267,428           $267,271
                                                           ========           ========
Book value per share                                       $  11.68          *$  11.82
                                                           ========           ========

  (see notes to consolidated financial statements)
* Adjusted for a 2% stock dividend issued on March 15, 1996

                      Portsmouth Bank Shares, Inc. and Subsidiary

                           Consolidated Statements of Income
- ---------------------------------------------------------------------------------------

                                                                Three Months Ended
                                                                March 31 (Unaudited)
                                                                  (In thousands)
                                                            1996                  1995
                                                           ------                ------
Interest and dividend income:
  Interest and fees on loans                               $1,723                $1,675
  Interest on investment securities:
      Taxable                                               1,693                 2,320
      Tax exempt                                               26                    34
  Other interest                                              778                   248
  Dividends on marketable equity securities                   279                   323
                                                           ------                ------
      Total interest and dividend income                    4,499                 4,600
                                                           ------                ------

Interest expense                                            2,008                 1,600
                                                           ------                ------

      Net interest and dividend income                      2,491                 3,000


Provision for loan losses                                       0                     0
                                                           ------                ------
      Net interest and dividend income
      after provision for loan losses                       2,491                 3,000
                                                           ------                ------

Other income:
  Service charges on deposit accounts                          66                    65
  Investment securities gains                                 488                     0
  Gain (Loss) on sale of OREO                                 (24)                   (7)
  Other                                                         4                     9
                                                           ------                ------
                                                              534                    67
                                                           ------                ------

Other expense:
  Salaries and employee benefits                              488                   540
  Occupancy expense                                           117                   103
  Other                                                       316                   381
                                                           ------                ------
                                                              921                 1,024
                                                           ------                ------

Income before income taxes                                  2,104                 2,043
Income taxes                                                  643                   596
                                                           ------                ------

      Net income:                                          $1,461                $1,447
                                                           ======                ======

  Earnings per share                                       $ 0.25               *$ 0.25
  Dividends declared                                         0.15               *  0.12
                                                           ======                ======


(see notes to consolidated financial statements)
* Adjusted for a 2% stock dividend issued March 15, 1996


                 Portsmouth Bank Shares, Inc. and Subsidiary

                                 Consolidated Statements of Changes in Stockholders' Equity

                                                       March 31, 1996
                                                       (In thousands)
                                                         (Unaudited)

                                                                                                                    NET
                                                                                                                 Unrealized
                                                                                                      Unearned    Holding
                                                   Common      Paid-in      Retained      Treasury      Comp     Gain (Loss)
                                                    Stock      Capital      Earnings       Stock        ESOP      AFS Secur
                                                    -----      -------      --------       -----        ----      ---------

Balance, December 31, 1994 .................        $624       $30,346       $37,302      $(4,932)      $(74)      $  (550)

Net income .................................                                   6,041

Payment of principal on
 Employee Stock Ownership
 Plan loan .................................                                                              74

Issuance of common stock ...................           1            64

Purchase of treasury stock .................                                                 (849)

Dividends declared ($.78 per share) ........                                  (4,394)

Stock dividend declared ....................          11         1,236        (1,253)

Change in net unrealized holding gain
 (loss) on AFS securities ..................                                                                         4,128
                                                    ----       -------       -------      -------       ----       -------
Balance, December 31, 1995 .................         636        31,646        37,696       (5,781)         0         3,578

Net income .................................                                   1,461

Issuance of common stock ...................           1             9

Dividends declared ($.15 per share) ........                                    (861)

Stock dividend declared ....................          11         1,669        (1,687)

Change in net unrealized holding gain
 (loss) on AFS securities ..................                                                                        (1,386)
                                                    ----       -------       -------      -------       ----       -------
Balance, March 31, 1996 ....................        $648       $33,324       $36,609      $(5,781)      $  0       $ 2,192
                                                    ====       =======       =======      =======       ====       =======

                        Portsmouth Bank Shares, Inc. and Subsidiary

                           Consolidated Statements of Cash Flows
                           For the Three Months Ended March 31,


                                                             1996                 1995
                                                             ----                 ----
                                                                    (Unaudited)
                                                                   (In thousands)
Cash flows from operating activities:

  Net income                                                $ 1,461             $ 1,447

  Adjustments to reconcile net income to ne cash provided by operating activities:

    Increase in cash surrender value                            (38)                (38)
    Depreciation and amortization                                14                  23
    Increase (decrease) in taxes payable                        481                (418)
    Decrease in interest receivable                               6                 368
    Increase in interest payable                                  1                   2
    Increase (decrease) in accrued expenses                      19                 (55)
    Increase in prepaid expenses                                (68)               (198)
    Amortization of securities, net of accretion                140                 239
    Net gain on sales of securities available-
     for-sale                                                  (488)                  0
    Change in unearned income                                   (10)                (19)
    Deferred compensation                                       (19)                (22)
    Provision for loan loss                                       0                   0
    Loss on sales of other real estate owned                     24                   7
                                                            -------             -------

    Net cash provided by operating activities               $ 1,523             $ 1,336
                                                            -------             -------

Cash flows from investing activities:
  Proceeds received from sales of other
   real estate owned                                             57                   0
  Purchases of securities available-for-sale                 (9,782)             (2,124)
  Purchases of securities held-to-maturity                   (8,503)             (4,501)
  Sales of securities available-for-sale                      6,926                   0
  Maturities of securities available-for-sale                13,500              11,075
  Maturities of securities held-to-maturity                   7,760                 500
  Net decrease (increase) in loans                           (5,390)              3,111
  Capital expenditures                                           (5)                (17)
  Increase (decrease) in other liabilities                      455                 (34)
  Decrease (increase)in other assets                           (586)                921
                                                            -------             -------

  Net cash provided by (used in) investing
   activities                                                 4,432               8,931
                                                            -------             -------

                        Portsmouth Bank Shares, Inc. and Subsidiary

                           Consolidated Statements of Cash Flows
                           For the Three Months Ended March 31,
                                        (Continued)



                                                               1996                1995
                                                               ----                ----
                                                                     (Unaudited)
                                                                    (In thousands)
Cash flows from financing activities:

  Proceeds from sale of common stock                              10                   0
  Purchase of treasury stock                                       0                (577)
  Net increase (decrease) in demand deposits,
   NOW, money market and savings accounts                        119             (11,030)
  Net increase in time deposits                                  610               8,137
  Dividends paid                                                (861)               (681)
  Fractional shares paid in cash                                  (7)                 (6)
                                                             -------            --------

  Net cash used in financing activities                         (129)             (4,157)
                                                             -------            --------

  Net increase (decrease) in cash and cash
   equivalents                                                 5,826               6,110
  Cash and cash equivalents at beginning of
   period                                                     60,924              13,320
                                                             -------            --------
  Cash and cash equivalents at end of period                 $66,750            $ 19,430
                                                             =======            ========

Supplemental disclosures:

  Loans transferred to other real estate owned               $   167            $      0
  Origination of loans for sales of other real
   owned                                                         518                 226
  Interest paid                                                2,007               1,598
  Income taxes paid                                              162               1,014

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

         In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of Portsmouth Bank Shares, Inc. and subsidiary as of March 31, 1996 and December 31, 1995 and the results of its operations for the three months ended March 31, 1996 and 1995. All adjustments are of a normal recurring nature. Results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the entire year.

Note 2 - LOANS BY CATEGORIES (in thousands):


                                                 March 31,        December 31,
                                                    1996              1995
                                                 --------         ------------
Real estate - mortgage                           $71,570            $70,716
Real estate - construction                           666                693
Commercial                                         5,452                423
Installment loans to individuals                   5,865              6,020
                                                 -------            -------
                                                 $83,553            $77,852
                                                 =======            =======

Note 3 - ALLOWANCE FOR LOAN LOSSES - Changes in the allowance for loan losses were as follows (in thousands):


                                                 March 31,
                                                   1996
                                                 ---------

Balance at January 1                                $727
Provision for loan losses                              0
Loans charged off                                     40
Loan recoveries                                        0
                                                    ----
Balance at March 31                                 $687
                                                    ====

Note 4 - OTHER REAL ESTATE OWNED:

         Real estate acquired by the Bank as a result of foreclosure or insubstance foreclosure amounted to $236,000 on four properties, at March 31, 1996. One property with a cost of $43,000 was sold in April, 1996. The remaining properties are being actively marketed. The Bank anticipates their sale during 1996.

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



NONACCRUAL, PAST DUE, AND RESTRUCTURED LOANS


The following schedule summarizes Portsmouth's nonaccrual, past due, and restructured loans.


                                        March 31,            December 31,
                                          1996                   1995
                                        ---------            ------------

Nonaccrual Loans:
  Commercial                              $155                   $264
  Residential                              120                    219
                                          ----                   ----
  Total                                   $275                   $483
Accruing loans past
due 90 days or more                         48                     44
Restructured loans                           0                      0


         Management's policy is to, on a monthly basis, review loans that are 90 days past due to determine the future collectibility of both principal and interest. When income is determined to be uncollectible, the loan is put on a nonaccrual status.

         As of March 31, 1996 there were no potential problem loans which management reasonably expects will materially impact future operating results, liquidity or capital resources, or represent material credits which causes management to have serious doubts as to the ability of the borrower to comply with the loan repayment terms. There were no loan concentrations exceeding 10% of total loans.

ITEM 2.
- -------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS.

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

FINANCIAL CONDITION
- -------------------

         Total assets amounted to $267,428,000 at March 31, 1996, compared to $267,271,000 on December 31, 1995. Net loans increased $5,751,000, interest-bearing deposits with the Federal Home Loan Bank increased $6,400,000 while investment securities available-for-sale decreased $12,567,000. This decrease is due primarily to early calls of investment securities by the issuer.

         Deposits totaled $196,298,000 at March 31, 1996, compared to $195,569,000 on December 31, 1995. The composition of deposits continues to migrate into certificate accounts as seen in the average balance analysis on page 12.

         The Bank's liquidity consists of deposits at the Federal Home Loan Bank of $61,858,000 and investments in U.S. Treasury securities of $40,781,000 for total of $102,639,000 at March 31, 1996.

         Shareholders equity equaled $66,992,000 at March 31, 1996, compared to $67,775,000 on December 31, 1995, a decrease of $783,000. A reduction in net unrealized holding gain on AFS securities of $1,386,000 after recording net income of $1,461,000, less dividends paid totaling $861,000, accounts for the decrease. Management is not aware of any trends, events or uncertainties that will have or that are reasonably likely to have material effect on the company's liquidity, capital resources or results of operations.


RESULTS OF OPERATIONS:
- ----------------------

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1996 AND 1995
- --------------------------------------------------------

         Net income for the current quarter totaled $1,461,000 or $.25 per share compared to $1,447,000 or $.25 per share for the 1995 first quarter, after adjustment for a two-percent stock dividend.

         Net interest income amounted to $2,491,000 for the current period compared to $3,000,000 for the 1995 first quarter, a decrease of $509,000 or 17.00%. This decrease is

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
- --------------------------------------------------------------------------
OPERATIONS.
- -----------
(CONTINUED)

attributable to the changes within our average balance sheet and a decline in short-term rates.

         Total interest-bearing assets reflect a decrease in taxable investment securities of $42,320,000 due primarily to early calls by the issuer. The early calls contributed to interest-bearing deposits with other banks increasing $44,712,000. These funds earned an average rate of 5.05%.

         Total interest-bearing liabilities reflect an increase in time certificates of deposit of $12,021,000, as depositors seek higher yields, while regular savings, NOW accounts and money market accounts collectively decreased a total of $11,058,000. The average rate on time certificates of deposit increased 121 basis points to 5.38%. The interest rate spread stood at 3.95% at March 31, 1996, compared to 4.79% in 1995's first quarter.

         There was no provision for loan losses in the current quarter nor for the quarter ended March 31, 1995. The zero provision for 1996 reflects managements judgment of the adequacy of the loan loss reserve and current market conditions. Management is not aware of any trends or uncertainties which would materially impact results of future operations.

         Other income amounted to $534,000, an increase of $467,000 compared to $67,000 for March 31, 1995. Investment securities gains increased $488,000, partially offset by the loss of $24,000 from the sale of other real estate owned. Other expense totaled $921,000 at March 31, 1996, compared to $1,024,000 for the comparable 1995 quarter, a decrease of $103,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
- --------------------------------------------------------------------------
OPERATIONS.
- -----------
(CONTINUED)

         The following average balance sheets present for the periods indicated the total dollar amount of interest income from earning assets and the resultant yields as well as the interest paid on interest-bearing liabilities, expressed both in dollars and rates:



                                                                     Quarter Ended March 31,
                                         -------------------------------------------------------------------------------
                                                          1996                                      1995
                                         -----------------------------------       -------------------------------------
                                          Average                      Yield/      Average                        Yield/
                                          Balance       Interest        Rate       Balance         Interest        Rate
                                          -------       --------        ----       -------         --------        ----
                                                                  (dollars in thousands)
Interest-earning assets:
  Loans....................              $ 77,492        $1,723         8.89%      $ 77,710         $1,675         8.62%
  Interest-bearing
    deposits with other
    banks..................                61,662           778         5.05%        16,950            248         5.85%
  Taxable investment
    securities.............               110,543         1,972         7.14%       152,863          2,643         6.92%
  Tax-exempt investment
    securities.............                 2,618            26         3.97%         3,208             34         4.24%
                                         --------        ------                    --------         ------
Total interest-earning
  assets...................               252,315         4,499         7.13%       250,731          4,600         7.34%
Non-interest-earning
  assets...................                 9,377                                     9,169
                                         --------                                  --------
    Total..................              $261,692                                  $259,900
                                         ========                                  ========
Interest-bearing
  liabilities:
    Regular savings........              $ 46,362           311         2.68%      $ 53,670            358         2.67%
    NOW accounts...........                22,279            95         1.71%        21,656             94         1.74%
    Money market
      accounts.............                24,657           239         3.88%        29,030            217         2.99%
    Time certificates of
      deposit..............               101,397         1,363         5.38%        89,376            931         4.17%
                                         --------        ------                    --------         ------
    Total interest-bearing
      liabilities..........               194,695         2,008         4.13%       193,732          1,600         3.30%
Non-interest-bearing
  liabilities..............                 2,759                                     1,081
Net worth..................                64,238                                    65,087
                                         --------                                  --------
    Total..................              $261,692                                  $259,900
                                         ========        ------         ----       ========         ------         ----
Net interest income/
  interest rate spread.....                              $2,491         3.01%                       $3,000         4.04%
                                                         ======         ====                        ======         ====
Net earning balance/net
  yield on interest-earning
  assets...................              $ 57,620                       3.95%      $ 56,999
                                                                                                                   4.79%
- -----------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
- --------------------------------------------------------------------------
OPERATIONS.
- -----------
(CONTINUED)

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

         Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to achieve consistent growth of net interest income through periods of changing interest rates. To accomplish rate sensitivity management requires maintaining an appropriate balance between interest sensitive assets and liabilities. At March 31, 1996, the Company's one year interest rate sensitivity cumulative gap position is asset sensitive 19.2%, as a percent of total earning assets.

The following table depicts the Company's interest rate sensitivity at March 31, 1996.




                                                                        Sensitivity Period
                                          ------------------------------------------------------------------------------
                                                                                                  Beyond
                                          0-3 mos.        6 mos.       1 year       1-3 years     3 years        Total
                                          --------       -------       -------      ---------     --------      --------
                                                                   (dollars in thousands)

Interest earning assets:
    Loans..................               $ 14,782       $ 8,719       $ 6,083       $ 9,665       $43,640      $ 82,889

    Investments............                 89,650         7,498        11,123        23,102        38,524       169,897
                                          --------       -------      --------       -------       -------      --------
      Total................               $104,432       $16,217       $17,206       $32,767       $82,164      $252,786
                                          ========       =======       =======       =======       =======      ========
Interest-bearing liabilities:
    Deposits................              $ 26,390       $24,860       $38,181       $43,971       $62,896      $196,298
                                          ========       =======       =======       =======       =======      ========
Period sensitivity gap......              $ 78,042      ($ 8,643)     ($20,975)     ($11,204)      $19,268      $ 56,488
Cumulative sensitivity gap...             $ 78,042       $69,399       $48,424       $37,220       $56,488      $ 56,488
Cumulative sensitivity gap as
    a percent of earning
    assets...................                 30.9%         27.5%         19.2%         14.7%         22.3%


         All categories of interest earning assets and that portion of interest-bearing liabilities classed as certificates of deposits ($102,472) are scheduled based on each items individual contracted maturity or the next interest rate repricing date. The remaining interest-bearing deposits are spread through the various sensitivity periods based on assumptions by management of activity relating to new and run-off of account balances.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
- --------------------------------------------------------------------------
OPERATIONS.
- -----------
(CONTINUED)

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

                                         Capital Ratios
                                         --------------


                                         Minimum
                                         Regulatory            Portsmouth
                                         Capital            Bank Shares, Inc.
                                         Level             3/31/96   12/31/95
                                         -----             -------   --------

Leveraged Capital                        4.0%                25.3%     24.5%
Total Capital (sum of Tier 1 and         8.0%                60.1%     64.6%
Tier 2 capital) to Risk Weighted
Assets

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
- --------------------------------------------------------------------------
OPERATIONS.
- -----------
(CONTINUED)

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

         The Company is not under any regulatory restrictions regarding retained earnings available for distribution. At March 31, 1996 all of the retained earnings, $35.3 million, could be distributed in accordance with Rule 4-08 (e)
(1) of Regulations S-X.

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

                                                PORTSMOUTH BANK SHARES, INC.



Date: May 8, 1996                               By: /s/ Harry R. Hart
- -----------------                                  --------------------------
                                                     Harry R. Hart, President
                                                  and Chief Executive Officer
                                                (Principal Financial Officer)