Form 10-Q
period 1996-06-30
PORTSMOUTH BANK SHARES INC
filed 1996-08-14
CIK 825534

                                  FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

For Quarter Ended                  June 30, 1996
                  --------------------------------------------------------------

Commission file number           #0-16510
- --------------------------------------------------------------------------------


                        PORTSMOUTH BANK SHARES, INC.
           -----------------------------------------------------
           (Exact name of registrant as specified in its charter)


       New Hampshire                                               02-0417778
- -------------------------------                              -------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                                Identification No.)

333 State Street, Portsmouth, New Hampshire                              03801
- -------------------------------------------                            ---------
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

Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X . NO    .
    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common Stock, $.10 Par Value -- 5,736,913 shares as of June 30, 1996
- --------------------------------------------------------------------

               FORM 10-Q QUARTERLY REPORT -- TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
- ------   ---------------------                                      Page

Item 1.  Financial Statements
         Consolidated Balance Sheets - June 30, 1996
         and December 31, 1995                                        3

         Consolidated Statements of Income - Three
         and six months ended June 30, 1996 and 1995                  4

         Consolidated Statements of Changes in
         Stockholders' Equity - June 30, 1996
         and December 31, 1995                                        5

         Consolidated Statements of Cash Flows - Six
         months ended June 30, 1996 and 1995                          6

         Notes to Consolidated Financial Statements -
         June 30, 1996                                                8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations               10

PART II - OTHER INFORMATION
- ---------------------------

Item 1.  Legal Proceedings                                           17

Item 2.  Changes in Securities                                       17

Item 3.  Defaults Upon Senior Securities                             17

Item 4.  Submission of Matters to a Vote                             17

Item 5.  Other Information                                           17

Item 6.  Exhibits and Reports on Form 8-K                            17

SIGNATURES                                                           18
- ----------


                        Part I - Financial Information
                 Portsmouth Bank Shares, Inc. and Subsidiary
                         Consolidated Balance Sheets
- --------------------------------------------------------------------------------

                                                         June 30,      Dec. 31,
                                                           1996          1995
                                                         --------      --------
                                                               (Unaudited)
                                                              (In thousands)
ASSETS
Cash and due from banks                                  $  6,005      $  5,466
Interest-bearing deposits with
  the Federal Home Loan Bank                               55,344        55,458
Investment securities:
  Held-to-maturity (market value $22,692 at June 30,       22,838        20,115
    1996 and $19,963 at December 31, 1995)
  Available-for-sale (at market)                           91,640       103,318
Loans (Note 2)                                             86,549        77,852
  Less:  Unearned income                                     (675)         (674)
         Allowance for loan losses (Note 3)                  (687)         (727)
                                                         --------      --------
         Net loans                                         85,187        76,451
Premises and equipment                                        897           895
Other real estate owned (Note 4)                              118           668
Other assets                                                4,848         4,900
                                                         --------      --------
TOTAL ASSETS                                             $266,877      $267,271
                                                         ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Non-interest bearing                                   $  5,344      $  2,802
  Interest bearing                                        192,131       192,767
                                                         --------      --------
    Total deposits                                        197,475       195,569
Other liabilities                                           2,639         3,927
                                                         --------      --------

TOTAL LIABILITIES                                         200,114       199,496

SHAREHOLDERS' EQUITY:
Preferred stock, par value $.10 per share-authorized but unissued 15,000,000 shares

Common stock, par value $.10 per share-
  authorized 25,000,000 shares in 1996 & 1995;
  issued 6,476,763 shares in 1996 & 6,357,112
  in 1995 outstanding shares- 5,736,913 in 1996 &
  5,624,762 in 1995                                           648           636
Paid-in capital                                            33,324        31,646
Retained earnings                                          37,184        37,696
Net unrealized holding gain on AFS securities               1,388         3,578
                                                         --------      --------
                                                           72,544        73,556
Less:  Cost of Treasury Stock: 1996-739,850 shares
                               1995-739,850 shares         (5,781)       (5,781)
                                                         --------      --------
           Total Shareholders' Equity                      66,763        67,775
                                                         --------      --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $266,877      $267,271
                                                         ========      ========
Book value per share                                     $  11.64     *$  11.82
                                                         ========      ========

 (see notes to consolidated financial statements)
* Adjusted for a 2% stock dividend issued March 15, 1996

                     Portsmouth Bank Shares, Inc. and Subsidiary
                         Consolidated Statements of Income
- ----------------------------------------------------------------------------------------
                                               Three Months Ended      Six Months Ended
                                                          June 30 (Unaudited)
                                                            (In thousands)
                                                 1996       1995       1996        1995
                                                 ----       ----       ----        ----
Interest and dividend income:
  Interest and fees on loans                    $1,838     $1,691     $3,561      $3,366
  Interest on investment securities:
      Taxable                                    1,635      2,280      3,328       4,600
      Tax exempt                                   120         72        146         106
  Other interest                                   705        297      1,483         545
  Dividends on marketable equity securities        236        295        515         618
                                                ------     ------     ------      ------
      Total interest and dividend income         4,534      4,635      9,033       9,235
                                                ------     ------     ------      ------

Interest expense                                 2,020      1,837      4,028       3,437
                                                ------     ------     ------      ------

      Net interest and dividend income           2,514      2,798      5,005       5,798


Provision for loan losses                            0          0          0           0
                                                ------     ------     ------      ------
      Net interest and dividend income
      after provision for loan losses            2,514      2,798      5,005       5,798
                                                ------     ------     ------      ------

Other income:
  Service charges on deposit accounts               71         67        137         132
  Investment securities gains                      257        187        745         187
  Gain (Loss) on sale of OREO                       (4)         0        (28)         (7)
  Other                                             16          4         20          13
                                                ------     ------     ------      ------
                                                   340        258        874         325
                                                ------     ------     ------      ------

Other expense:
  Salaries and employee benefits                   515        541      1,003       1,081
  Occupancy expense                                 80         96        197         199
  Other                                            273        367        589         748
                                                ------     ------     ------      ------
                                                   868      1,004      1,789       2,028
                                                ------     ------     ------      ------

Income before income taxes                       1,986      2,052      4,090       4,095
Income taxes                                       551        606      1,194       1,202
                                                ------     ------     ------      ------

      Net income:                               $1,435     $1,446     $2,896      $2,893
                                                ======     ======     ======      ======

  Earnings per share                            $ 0.25    *$ 0.25     $ 0.50     *$ 0.50
  Dividends declared                              0.15    *  0.13       0.30     *  0.25
                                                ======     ======     ======      ======

(see notes to consolidated financial statements)
*Adjusted for a 2% stock dividend issued March 15, 1996

                                             Portsmouth Bank Shares, Inc. and Subsidiary
                                     Consolidated Statements of Changes in Stockholders' Equity

                                                            June 30, 1996
                                                           (In thousands)
                                                             (Unaudited)
                                                                                                                      Net
                                                                                                                   Unrealized
                                                                                                      Unearned       Holding
                                               Common      Paid-in        Retained       Treasury       Comp       Gain (Loss)
                                               Stock       Capital        Earnings        Stock         ESOP     AFS Securities
                                               -----       -------        --------        -----         ----     --------------
Balance, December 31, 1994 ..........          $624        $30,346        $37,302        $(4,932)       $(74)       $ (550)
Net income ..........................                                       6,041
Payment of principal on
 Employee Stock Ownership
 Plan loan ..........................                                                                     74
Issuance of common stock ............             1             64
Purchase of treasury stock ..........                                                       (849)
Dividends declared ($.78 per share) .                                      (4,394)
Stock dividend declared .............            11          1,236         (1,253)
Change in net unrealized holding gain
 (loss) on AFS securities ...........                                                                                4,128
                                               ----        -------        -------        -------        ----        ------
Balance, December 31, 1995 ..........           636         31,646         37,696         (5,781)          0         3,578
Net income ..........................                        2,896
Issuance of common stock ............             1              9
Dividends declared ($.30 per share) .                                      (1,721)
Stock dividend declared .............            11          1,669         (1,687)
Change in net unrealized holding gain
 (loss) on AFS securities ...........                                                                               (2,190)
                                               ----        -------        -------        -------        ----        ------
Balance, June 30, 1996 ..............          $648        $33,324        $37,184         (5,781)       $  0        $1,388
                                               ====        =======        =======        =======        ====        ======

                 Portsmouth Bank Shares, Inc. and Subsidiary
                    Consolidated Statements of Cash Flows
                      For the Six Months Ended June 30,
                                                         1996            1995
                                                         ----            ----
                                                             (Unaudited)
                                                            (In thousands)
Cash flows from operating activities:

  Net income                                           $  2,896         $ 2,893

  Adjustments to reconcile net income to net cash provided by operating activities:

    Increase in cash surrender value                        (68)            (87)
    Depreciation and amortization                            28              46
    Increase (decrease) in taxes payable                     12             801
    Decrease in interest receivable                         291             545
    Increase in interest payable                              4               3
    Decrease in accrued expenses                            (11)            (70)
    Increase in prepaid expenses                            (13)            (18)
    Amortization of securities, net of accretion            358             423
    Net gain on sales of securities available-
     for-sale                                              (745)           (187)
    Change in unearned income                                 1             (30)
    Deferred compensation                                   (41)            (46)
    Provision for loan loss                                   0               0
    Loss on sales of other real estate owned                 28               7
                                                       --------         -------
    Net cash provided by operating activities          $  2,740         $ 4,280
                                                       --------         -------

Cash flows from investing activities:

  Proceeds received from sales of other
   real estate owned                                         16               0
  Purchases of securities available-for-sale            (14,647)         (2,124)
  Purchases of securities held-to-maturity              (19,304)         (6,821)
  Sales of securities available-for-sale                  7,643           2,062
  Maturities of securities available-for-sale            15,500          12,600
  Maturities of securities held-to-maturity              16,570          11,375
  Recoveries of loans previously charged off                  0               1
  Net (increase) decrease in loans                       (8,231)          3,121
  Capital expenditures                                      (30)            (20)
  Decrease in other liabilities                             (20)           (876)
  Decrease in other assets                                    0              26
                                                       --------         -------

  Net cash provided by (used in) investing
   activities                                            (2,503)         19,344
                                                       --------         -------

                 Portsmouth Bank Shares, Inc. and Subsidiary
                    Consolidated Statements of Cash Flows
                      For the Six Months Ended June 30,
                                 (Continued)
                                                       1996            1995
                                                       ----            ----
                                                           (Unaudited)
                                                          (In thousands)
Cash flows from financing activities:

  Proceeds from sale of common stock                       10              38
  Purchase of treasury stock                                0            (761)
  Net increase (decrease) in demand deposits,
   NOW, money market and savings accounts               1,690         (15,702)
  Net increase in time deposits                           216          13,308
  Dividends paid                                       (1,721)         (1,414)
  Fractional shares paid in cash                           (7)             (5)
                                                     --------        --------
  Net cash provided by (used in)
   financing activities                                   188          (4,536)
                                                     --------        --------

  Net increase (decrease) in cash and cash
   equivalents                                            425          19,088
  Cash and cash equivalents at beginning of
   period                                              60,924          13,320
                                                      -------        --------
  Cash and cash equivalents at end of period          $61,349        $ 32,408
                                                      =======        ========

Supplemental disclosures:

  Loans transferred to other real estate owned        $   167        $      0
  Origination of loans for sales of other real
   owned                                                  723             226
  Interest paid                                         4,024           3,434
  Income taxes paid                                     1,182             401

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

      In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of Portsmouth Bank Shares, Inc. and subsidiary as of June 30, 1996 and December 31, 1995 and the results of its operations for the six months ended June 30, 1996 and 1995. All adjustments are of a normal recurring nature. Results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire year.

Note 2 - LOANS BY CATEGORIES (in thousands):

                                       June 30,    December 31,
                                         1996         1995
                                       --------    ------------

Real estate - mortgage                 $74,261       $70,716
Real estate - construction                 548           693
Commercial                               5,533           423
Installment loans to individuals         6,207         6,020
                                       -------       -------

                                       $86,549       $77,852
                                       =======       =======

Note 3 - ALLOWANCE FOR LOAN LOSSES - Changes in the allowance for loan losses were as follows (in thousands):


                              June 30,
                                1996
                              --------
Balance at January 1            $727
Provision for loan losses          0
Loans charged off                 40
Loan recoveries                    0
                                ----
Balance at June 30              $687
                                ====

Note 4 - OTHER REAL ESTATE OWNED:

      Real estate acquired by the Bank as a result of foreclosure or insubstance foreclosure amounted to $118,000 on two properties, at June 30, 1996. The properties are being actively marketed and the Bank anticipates their sale during 1996.

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



NONACCRUAL, PAST DUE, AND RESTRUCTURED LOANS

The following schedule summarizes Portsmouth's nonaccrual, past due, and restructured loans.

                        June 30,  December 31,
                          1996       1995
                        --------  ------------
Nonaccrual Loans:
  Commercial              $155       $264
  Residential              208        219
                          ----       ----
  Total                   $363       $483
Accruing loans past
due 90 days or more         79         44
Restructured loans           0          0

      Management's policy is to, on a monthly basis, review loans that are 90 days past due to determine the future collectibility of both principal and interest. When income is determined to be uncollectible, the loan is put on a nonaccrual status.

      As of June 30, 1996 there were no potential problem loans which management reasonably expects will materially impact future operating results, liquidity or capital resources, or represent material credits which causes management to have serious doubts as to the ability of the borrower to comply with the loan repayment terms. There were no loan concentrations exceeding 10% of total loans.

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

FINANCIAL CONDITION
- -------------------

      At June 30, 1996, the Company's total assets were $266,877,000 compared to $267,271,000 at December 31, 1995. Net loans increased $8,700,000 while investment securities decreased $9,000,000 of which $11,700,000 were available for sale, partially offset by an increase of $2,700,000 in held to maturity securities.

      Deposits were $197,475,000 at June 30, 1996, compared to $195,569,000 at
December 31, 1995. The increase of $1,906,000 in deposits is comprised of $1,624,00 in daily deposit accounts and $282,000 in certificate accounts.

      The Bank's liquidity position remains strong. The primary sources of liquidity are in addition to the deposits at the Federal Home Loan Bank of $55,344,000 and investments in U.S. Treasury securities of $40,724,000 on June 30, 1996.

      Shareholders equity amounted to $66,763,000 at June 30, 1996 or 25.0% of total assets, compared to $67,775,000 or 25.4% of total assets, December 31, 1995. The adjustment for net unrealized holding gain on AFS securities at June 30, 1996 resulted in a decrease of $2,190,000 in shareholders equity. Management is not aware of any trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the company's liquidity, capital resources or results of operations.

RESULTS OF OPERATIONS:
- ---------------------

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1996 AND 1995
- -----------------------------------------------------

      The Company earned $2,896,000 of $.50 per share for the six months ended June 30, 1996 compared to $2,893,000 or $.50 per share for the 1995 comparable period, after adjustment for a two percent stock dividend paid in March 15, 1996.

      Net interest income totaled $5,005,000 for the current period compared to $5,798,000 for the 1995 six month period. The decrease in net interest income of $793,000 is due primarily to an increase in the cost of interest-bearing liabilities and, to a lesser extent,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

the decline in short-term rates earned on interest-bearing assets. Total interest-bearing liabilities increased $2,000,000, however, time certificates of deposit increased $9,500,000, of which $7,500,000 was transferred from day of deposit accounts. In addition, the average rate paid on time certificates of deposit increased 76 basis points to 5.38% as depositors sought higher yields by extending maturities. Total interest-earning assets did increase $3,500,000 but the maturities and/or calls of taxable investment securities channeled into interest-bearing deposits with other banks adversely affected interest income. These deposits earned an average rate of 5.09% in 1996 compared to 6.00% in the comparable 1995 period. The interest rate spread for the six months of 1996 amounted to 3.00%, a decrease of 83 basis points compared to the 1995 period.

      There was no loan loss provision for the six months ended June 30, 1996 or 1995. The zero provision for 1996 and 1995 reflects management's judgment of the adequacy of the loan loss reserve and current market conditions. Management is not aware of any trends or uncertainties which would materially impact results of future operations.

      Other income amounted to $874,000 for June 30, 1996, an increase of $549,000 over the 1995 comparable period. This increase is primarily the result of investment securities gains realized during the current period of $745,000. Other expense decreased $239,000 compared to the 1995 total of $2,028,000. This decrease comprises a reduction in general and administrative expense of $159,000 and all other operating expenses of $80,000.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1996 AND 1995
- -------------------------------------------------------

      Net income for the current quarter totaled $1,435,000 or $.25 per share compared to $1,446,000 or $.25 per share for the 1995 comparable quarter.

      Net interest income amounted to $2,514,000 for the June 1996 quarter compared to $2,798,000 for the June 1995 quarter, a decrease of $284,000 or 10.2%. The increased cost of interest-bearing liabilities, both in terms of dollars and rate, coupled with the decline in short-term interest rates earned on interest-earning assets, continues to strain interest rate margins. The balance of taxable investment securities is starting to stabilize, and the yield has increased to 7.32% compared to 7.01% in the prior period. Loan balances are increasing, which has boosted interest income from $1,691,000 to $1,838,000 at June 30, 1996. The interest rate spread amounted to 3.04% compared to 3.62% in 1995, a decrease of 58 basis points.

      There was no provision for loan losses in the current quarter nor for the quarter ended June 30, 1996. The zero provision for 1996 reflects management's judgment of the adequacy of the loan loss reserve and current market conditions. Management is not aware of any trends or uncertainties which would materially impact results of future operations.

      Other income increased $82,000 in the current quarter to $340,000. Investment securities gains account for $70,000 of this increase, and other income $12,000. Other expense totaled $868,000 at June 30, 1996, a decrease of $136,000 compared to June 30, 1995. General and administrative expenses declined $94,000 as a result of tighter cost controls, and all other operating expenses declined $42,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

      The following average balance sheets present for the periods indicated the total dollar amount of interest income from earning assets and the resultant yields as well as the interest paid on interest-bearing liabilities, expressed both in dollars and rates:

                                                                        Six Months Ended June 30,
                                         ------------------------------------------------------------------------------
                                                         1996                                       1995
                                         -----------------------------------       ------------------------------------
                                         Average                      Yield/       Average                       Yield/
                                         Balance        Interest        Rate       Balance         Interest        Rate
                                         -------        --------        ----       -------         --------        ----
                                                                      (dollars in thousands)
Interest-earning assets:
  Loans....................              $ 81,514        $3,561         8.74%      $ 77,579         $3,366         8.68%
  Interest-bearing
    deposits with other
    banks..................                58,236         1,483         5.09%        18,176            545         6.00%
  Taxable investment
    securities.............               106,276         3,843         7.23%       149,890          5,218         6.96%
  Tax-exempt investment
    securities.............                 7,602           146         3.84%         4,465            106         4.75%
                                         --------        ------                    --------         ------
Total interest-earning
  assets...................               253,628         9,033         7.12%       250,110          9,235         7.38%
Non-interest-earning
  assets...................                 9,194                                     9,402
                                         --------                                  --------
    Total..................              $262,822                                  $259,512
                                         ========                                  ========
Interest-bearing
  liabilities:
    Regular savings........              $ 46,519           627         2.70%      $ 51,861            695         2.68%
    NOW accounts...........                23,152           192         1.66%        21,378            185         1.73%
    Money market
      accounts.............                24,117           376         3.12%        28,064            425         3.03%
    Time certificates of
      deposit..............               101,828         2,739         5.38%        92,294          2,132         4.62%
    Other interest expense                      0            94                           0              0
                                          -------        ------                      ------         ------

    Total interest-bearing
      liabilities..........               195,616         4,028         4.12%       193,597          3,437         3.55%
Non-interest-bearing
  liabilities..............                 2,663                                     1,453
Net worth..................                64,543                                    64,462
                                         --------                                  --------
    Total..................              $262,822                                  $259,512
                                         ========        ------         ----       ========         ------         ----
Net interest income/
  interest rate spread.....                              $5,005         3.00%                       $5,798         3.83%
                                                         ======         ====                        ======         ====
Net earning balance/net
  yield on interest-earning
  assets...................               $58,012                       3.95%       $56,513
                                                                                                                   4.64%

- -----------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

      The following average balance sheets present for the periods indicated the total dollar amount of interest income from earning assets and the resultant yields as well as the interest paid on interest-bearing liabilities, expressed both in dollars and rates:


                                                                     Quarter Ended June 30,
                                         ------------------------------------------------------------------------------
                                                         1996                                       1995
                                         -----------------------------------       ------------------------------------
                                         Average                      Yield/       Average                       Yield/
                                         Balance        Interest        Rate       Balance         Interest        Rate
                                         -------        --------        ----       -------         --------        ----
                                                                      (dollars in thousands)
Interest-earning assets:
  Loans....................              $ 84,683        $1,838         8.68%      $ 77,444         $1,691         8.73%
  Interest-bearing
    deposits with other
    banks..................                55,479           705         5.08%        19,421            297         6.12%
  Taxable investment
    securities.............               102,212         1,871         7.32%       146,954          2,575         7.01%
  Tax-exempt investment
    securities.............                12,584           120         3.81%         5,710             72         5.04%
                                         --------        ------                    --------         ------
Total interest-earning
  assets...................               254,958         4,534         7.11%       249,529          4,635         7.43%
Non-interest-earning

  assets...................                 8,968                                     9,579
                                         --------                                  --------
    Total..................              $263,926                                  $259,108
                                         ========                                  ========

Interest-bearing
  liabilities:
    Regular savings........              $ 46,676           316         2.71%      $ 50,080            337         2.69%
    NOW accounts...........                24,033            97         1.61%        21,132             91         1.72%
    Money market
      accounts.............                25,275           184         2.91%        26,611            208         3.13%
    Time certificates of
      deposit..............               102,241         1,376         5.38%        95,164          1,201         5.05%
    Other interest expense.                     0            47                           0              0
                                          -------        ------                    --------         ------
    Total interest-bearing
      liabilities..........               198,225         2,020         4.08%       192,987          1,837         3.81%
Non-interest-bearing
  liabilities..............                 2,394                                     1,453
Net worth..................                63,307                                    64,668
                                         --------                                  --------
    Total..................              $263,926                                  $259,108
                                         ========        ------         ----       ========         ------         ----
Net interest income/
  interest rate spread.....                              $2,514         3.04%                       $2,798         3.62%
                                                         ======         ====                        ======         ====
Net earning balance/net
  yield on interest-earning
  assets...................               $56,733                       3.94%       $56,542
                                                                                                                   4.49%
- -----------------------

                                      13

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

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

      Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to achieve consistent growth of net interest income through periods of changing interest rates. To accomplish rate sensitivity management requires maintaining an appropriate balance between interest sensitive assets and liabilities. At June 30, 1996, the Company's one year interest rate sensitivity cumulative gap position is asset sensitive 18.2%, as a percent of total earning assets.

The following table depicts the Company's interest rate sensitivity at June 30,
1996.
                                                                         Sensitivity Period
                                           -----------------------------------------------------------------------------
                                                                                                   Beyond
                                           0-3 mos.      6 mos.        1 year       1-3 years      3 years       Total
                                           --------      ------        ------       ---------      -------      --------
                                                                        (dollars in thousands)
Interest earning assets:
    Loans..................                $15,078       $ 8,459       $ 6,329       $ 9,283       $46,725      $ 85,874

    Investments............                 76,342        18,805        14,676        14,014        43,723       167,560
                                           -------       -------       -------       -------       -------      --------
      Total................                $91,420       $27,264       $21,005       $23,297       $90,448      $253,434
                                           =======       =======       =======       =======       =======      ========
Interest-bearing liabilities:
    Deposits................               $28,261       $25,037       $40,388       $39,925       $63,864      $197,475
                                           =======       =======       =======       =======       =======      ========
Period sensitivity gap......               $63,159        $2,227     ($19,383)     ($16,628)       $26,584       $55,959
Cumulative sensitivity gap...              $63,159       $65,386       $46,003       $29,375       $55,959       $55,959
Cumulative sensitivity gap as
    a percent of earning
    assets...................                 24.9%         25.8%         18.2%         11.6%         22.1%

      All categories of interest earning assets and that portion of interest-bearing liabilities classed as certificates of deposits ($102,115) are scheduled based on each items individual contracted maturity or the next interest rate repricing date. The remaining interest-bearing deposits are spread through the various sensitivity periods based on assumptions by management of activity relating to new and run-off of account balances.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

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

                                              Capital Ratios
                                              --------------

                                                Minimum
                                                Regulatory       Portsmouth
                                                Capital       Bank Shares, Inc.
                                                Level         6/30/96   12/31/95
                                                -----         -------   --------
Leveraged Capital                               4.0%            25.3%     24.5%
Total Capital (sum of Tier 1 and                8.0%            59.4%     64.6%
Tier 2 capital) to Risk Weighted
Assets

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

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

      The Company is not under any regulatory restrictions regarding retained earnings available for distribution. At June 30, 1996 all of the retained earnings, $35.7 million, could be distributed in accordance with Rule 4-08 (e)
(1) of Regulations S-X.

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

                                                    PORTSMOUTH BANK SHARES, INC.



Date: August 12, 1996                                By: /s/ Harry R. Hart
     ------------------------                           ------------------------
                                                        Harry R. Hart, President
                                                     and Chief Executive Officer
                                                   (Principal Financial Officer)