Form 10-Q
period 1996-09-30
PORTSMOUTH BANK SHARES INC
filed 1996-11-14
CIK 825534

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended             September 30, 1996
                  --------------------------------------------------------------

Commission file number           #0-16510
--------------------------------------------------------------------------------


                          PORTSMOUTH BANK SHARES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         New Hampshire                                            02-0417778
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization                               Identification No.)

333 State Street, Portsmouth, New Hampshire                          03801
-------------------------------------------                       ----------
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

Common Stock, $.10 Par Value -- 5,739,602 shares as of September 30, 1996
-------------------------------------------------------------------------

                 FORM 10Q QUARTERLY REPORT -- TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                            Page
------   ---------------------

Item 1.    Financial Statements
           Consolidated Balance Sheets - September 30, 1996
           and December 31, 1995                                            3

           Consolidated Statements of Income - Three
           and nine months ended September 30, 1996 and 1995                4

           Consolidated Statements of Changes in
           Stockholders' Equity - September 30, 1996
           and December 31, 1995                                            5

           Consolidated Statements of Cash Flows - Nine
           months ended September 30, 1996 and 1995                         6

           Notes to Consolidated Financial Statements -
           September 30, 1996                                               8

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   10

PART II - OTHER INFORMATION
---------------------------

Item 1.    Legal Proceedings                                               18

Item 2.    Changes in Securities                                           18

Item 3.    Defaults Upon Senior Securities                                 18

Item 4.    Submission of Matters to a Vote                                 18

Item 5.    Other Information                                               18

Item 6.    Exhibits and Reports on Form 8-K                                18

SIGNATURES                                                                 19
----------

                         Part I - Financial Information
                   Portsmouth Bank Shares, Inc. and Subsidiary

                                            Consolidated Balance Sheets
---------------------------------------------------------------------------------------------------------------
                                                                                Sept. 30,              Dec. 31,
                                                                                  1996                   1995
                                                                                ---------              --------
                                                                                           (Unaudited)
ASSETS                                                                                    (In thousands)
Cash and due from banks                                                         $  4,863               $  5,466
Interest-bearing deposits with
  the Federal Home Loan Bank                                                      47,617                 55,458
Investment securities:
  Held-to-maturity (market value $24,544 at Sept. 30,                             24,626                 20,115
    1996 and $19,963 at December 31, 1995)
  Available-for-sale (at market)                                                  95,156                103,318
Loans (Note 2)                                                                    91,318                 77,852
  Less:  Unearned income                                                            (684)                  (674)
         Allowance for loan losses (Note 3)                                         (688)                  (727)
                                                                                --------               --------
         Net loans                                                                89,946                 76,451
Premises and equipment                                                               901                    895
Other real estate owned (Note 4)                                                      99                    668
Other assets                                                                       5,446                  4,900
                                                                                --------               --------
TOTAL ASSETS                                                                    $268,654               $267,271
                                                                                ========               ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Non-interest bearing                                                          $  4,264               $  2,802
  Interest bearing                                                               193,807                192,767
                                                                                --------               --------
    Total deposits                                                               198,071                195,569
Other liabilities                                                                  3,649                  3,927
                                                                                --------               --------

TOTAL LIABILITIES                                                                201,720                199,496

SHAREHOLDERS' EQUITY:
Preferred stock, par value $.10 per share-
  authorized but unissued 15,000,000 shares
Common stock, par value $.10 per share-
  authorized 25,000,000 shares;
  issued 6,494,452 shares in 1996 & 6,362,748 in 1995
  outstanding shares - 5,739,602 in 1996 &
  5,622,898 in 1995                                                                  649                    636
Paid-in capital                                                                   33,411                 31,646
Retained earnings                                                                 37,775                 37,696
Net unrealized holding gain on AFS securities                                      1,073                  3,578
                                                                                --------               --------
                                                                                  72,908                 73,556
Less:  Cost of Treasury Stock: 1996-754,850 shares
                               1995-739,850 shares                                (5,974)                (5,781)
                                                                                --------               --------
           Total Shareholders' Equity                                             66,934                 67,775
                                                                                --------               --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $268,654               $267,271
                                                                                ========               ========
Book value per share                                                            $  11.66              *$  11.82
                                                                                ========               ========

 (see notes to consolidated financial statements)
* Adjusted for a 2% stock dividend issued March 15, 1996

                   Portsmouth Bank Shares, Inc. and Subsidiary

                                         Consolidated Statements of Income
-------------------------------------------------------------------------------------------------------------
                                                            Three Months Ended           Nine Months Ended
                                                                       September 30 (Unaudited)
                                                                            (In thousands)
                                                            1996          1995          1996            1995
                                                           ------        ------        ------          ------
Interest and dividend income:
  Interest and fees on loans                               $1,826        $1,695        $5,387          $5,061
  Interest on investment securities:
      Taxable                                               1,570         2,074         4,898           6,674
      Tax exempt                                               51            48           197             154
  Other interest                                              843           560         2,326           1,105
  Dividends on marketable equity securities                   310           307           825             925
                                                           ------        ------        ------          ------
      Total interest and dividend income                    4,600         4,684        13,633          13,919

Interest expense                                            2,026         1,965         6,054           5,402
                                                           ------        ------        ------          ------

      Net interest and dividend income                      2,574         2,719         7,579           8,517


Provision for loan losses                                       0             0             0               0
                                                           ------        ------        ------          ------
      Net interest and dividend income
      after provision for loan losses                       2,574         2,719         7,579           8,517
                                                           ------        ------        ------          ------

Other income:
  Service charges on deposit accounts                          69            63           206             195
  Investment securities gains                                 264             1         1,009             188
  Gain (Loss) on sale of OREO                                   0             0           (28)             (7)
  Other                                                        16             4            36              17
                                                           ------        ------        ------          ------
                                                              349            68         1,223             393
                                                           ------        ------        ------          ------

Other expense:
  Salaries and employee benefits                              508           534         1,511           1,615
  Occupancy expense                                            88           101           285             300
  Other                                                       235           171           824             919
                                                           ------        ------        ------          ------
                                                              831           806         2,620           2,834
                                                           ------        ------        ------          ------

Income before income taxes                                  2,092         1,981         6,182           6,076
Income taxes                                                  638           591         1,832           1,793
                                                           ------        ------        ------          ------

      Net income:                                          $1,454        $1,390        $4,350          $4,283
                                                           ======        ======        ======          ======

  Earnings per share                                       $ 0.25       *$ 0.24        $ 0.75         *$ 0.74
  Dividends declared                                         0.15       *  0.13          0.45         *  0.38
                                                           ======        ======        ======          ======

(see notes to consolidated financial statements)
*Adjusted for a 2% stock dividend issued March 15, 1996

                   Portsmouth Bank Shares, Inc. and Subsidiary

                             Consolidated Statements of Changes in Stockholders' Equity

                                                 September 30, 1996
                                                   (In thousands)
                                                    (Unaudited)

                                                                                                                  Net
                                                                                                              Unrealized
                                                                                                    Unearned    Holding
                                                     Common     Paid-in    Retained      Treasury     Comp    Gain (Loss)
                                                     Stock      Capital    Earnings        Stock      ESOP     AFS Secur
                                                    -------     -------    --------      --------   --------  -----------

Balance, December 31, 1994 ......................     $624      $30,346     $37,302      $(4,932)     $(74)     $  (550)

Net income ......................................                             6,041

Payment of principal on Employee Stock Ownership
 Plan loan ......................................                                                       74

Issuance of common stock ........................        1           64

Purchase of treasury stock ......................                                           (849)

Dividends declared ($.78 per share) .............                            (4,394)

Stock dividend declared .........................       11        1,236      (1,253)

Change in net unrealized holding gain
 (loss) on AFS securities .......................                                                                 4,128
                                                      ----      -------     -------      -------      ----      -------

Balance, December 31, 1995 ......................      636       31,646      37,696       (5,781)        0        3,578

Net income ......................................                             4,350

Issuance of common stock ........................        2           96

Purchase of treasury stock ......................                                           (193)

Dividends declared ($.30 per share) .............                            (2,584)

Stock dividend declared .........................       11        1,669      (1,687)

Change in net unrealized holding gain
 (loss) on AFS securities .......................                                                                (2,505)
                                                      ----      -------     -------      -------      ----      -------

Balance, September 30, 1996 .....................     $649      $33,411     $37,775      $(5,974)     $  0      $ 1,073
                                                      ====      =======     =======      =======      ====      =======

                   Portsmouth Bank Shares, Inc. and Subsidiary

                                       Consolidated Statements of Cash Flows
                                      For the Nine Months Ended September 30,

                                                                      1996                    1995
                                                                    --------                --------
                                                                              (Unaudited)
                                                                            (In thousands)

Cash flows from operating activities:

  Net income                                                        $  4,350                $  4,283
  Adjustments to reconcile net income to net
   cash provided by operating activities:

    Increase in cash surrender value                                     (98)                   (158)
    Depreciation and amortization                                         44                      69
    Increase (decrease) in taxes payable                                   5                     174
    Decrease (increase) in interest receivable                          (165)                    491
    Increase in interest payable                                           6                       5
    (Decrease) increase in accrued expenses                               27                     (38)
    Increase in prepaid expenses                                          (3)                    (26)
    Amortization of securities, net of accretion                         440                     559
    Net gain on sales of securities available-for-sale                (1,009)                   (188)
    Change in unearned income                                             10                     (39)
    Deferred compensation                                                (66)                    (68)
    Provision for loan loss                                                0                       0
    Writedown of other real estate owned                                   7                       0
    Loss on sales of other real estate owned, net                         28                       7
                                                                    --------                --------

    Net cash provided by operating activities                       $  3,576                $  5,071
                                                                    --------                --------

Cash flows from investing activities:
  Proceeds received from sales of other
   real estate owned                                                      25                       4
  Purchases of securities available-for-sale                         (20,907)                 (2,486)
  Purchases of securities held-to-maturity                           (24,604)                (14,115)
  Sales of securities available-for-sale                               7,968                   2,367
  Maturities of securities available-for-sale                         17,600                  19,200
  Maturities of securities held-to-maturity                           20,070                  21,340
  Recoveries of loans previously charged off                               0                       1
  Net (increase) decrease in loans                                   (12,996)                  3,276
  Capital expenditures                                                   (50)                    (22)
  Increase in other liabilities                                        1,104                      57
  Increase in other assets                                               (46)                   (142)
                                                                    --------                --------

  Net cash provided by (used in) investing
   activities                                                        (11,836)                 29,480
                                                                    --------                --------

                  Portsmouth Bank Shares, Inc. and Subsidiary

                     Consolidated Statements of Cash Flows
                    For the Nine Months Ended September 30,
                                  (Continued)

                                                           1996         1995
                                                         -------      --------
                                                              (Unaudited)
                                                            (In thousands)

Cash flows from financing activities:

  Proceeds from sale of common stock                          98            53
  Purchase of treasury stock                                (193)         (849)
  Net increase (decrease) in demand deposits,
   NOW, money market and savings accounts                    949       (14,745)
  Net increase in time deposits                            1,553        15,463
  Dividends paid                                          (2,584)       (2,144)
  Fractional shares paid in cash                              (7)           (6)
                                                         -------      --------
  Net cash provided by (used in)
   financing activities                                     (184)       (2,228)
                                                         -------      --------

  Net increase (decrease) in cash and cash
   equivalents                                            (8,444)       32,323
  Cash and cash equivalents at beginning of
   period                                                 60,924        13,320
                                                         -------      --------
  Cash and cash equivalents at end of period             $52,480      $ 45,643
                                                         =======      ========

Supplemental disclosures:
  Loans transferred to other real estate owned           $   167      $     42
  Origination of loans for sales of other real
   owned                                                     800           255
  Interest paid                                            6,048         5,397
  Income taxes paid                                        1,827         1,619

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

         In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of Portsmouth Bank Shares, Inc. and subsidiary as of September 30, 1996 and December 31, 1995 and the results of its operations for the nine months ended September 30, 1996 and 1995. All adjustments are of a normal recurring nature. Results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire year.

Note 2 - LOANS BY CATEGORIES (in thousands):

                                           September 30,      December 31,
                                               1996               1995
                                           -------------      ------------

Real estate - mortgage                        $75,648           $70,716
Real estate - construction                        747               693
Commercial                                      8,324               423
Installment loans to individuals                6,599             6,020
                                              -------           -------
                                              $91,318           $77,852
                                              =======           =======

Note 3 - ALLOWANCE FOR LOAN LOSSES - Changes in the allowance for loan losses were as follows (in thousands):

                                             September 30,
                                                 1996
                                             -------------

Balance at January 1                             $727
Provision for loan losses                           0
Loans charged off                                  40
Loan recoveries                                     1
                                                 ----
Balance at September 30                          $688
                                                 ====

Note 4 - OTHER REAL ESTATE OWNED:

         Real estate acquired by the Bank as a result of foreclosure or insubstance foreclosure amounted to $99,000 on two properties, at September 30, 1996.

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


NONACCRUAL, PAST DUE, AND RESTRUCTURED LOANS

The following schedule summarizes Portsmouth's nonaccrual, past due, and restructured loans.

                                             September 30,     December 31,
                                                 1996              1995
                                             -------------     ------------

Nonaccrual Loans:
  Commercial                                     $155              $264
  Residential                                     208               219
                                                 ----              ----
  Total                                          $363              $483
Accruing loans past
due 90 days or more                               319               143
Restructured loans                                  0                 0


         Management's policy is to, on a monthly basis, review loans that are 90 days past due to determine the future collectibility of both principal and interest. When income is determined to be uncollectible, the loan is put on a nonaccrual status.

         As of September 30, 1996 there were no potential problem loans which management reasonably expects will materially impact future operating results, liquidity or capital resources, or represent material credits which causes management to have serious doubts as to the ability of the borrower to comply with the loan repayment terms. There were no loan concentrations exceeding 10% of total loans.

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

FINANCIAL CONDITION
-------------------

         At September 30, 1996, the Company's total assets were $268,654,000 compared to $267,271,000 at December 31, 1995. Net loans increased $13,400,000 funded partially by early calls of investment securities.

         Deposits were $198,071,000 at September 30, 1996, compared to $195,569,000 at December 31, 1995. Competitive interest rates and first-class service to the customer has increased our market share.

         The Bank's liquidity position remains strong. The primary sources of liquidity are in addition to the deposits at the Federal Home Loan Bank, investments in U.S. Treasury securities of $40,641,000 on September 30, 1996.

         Shareholders equity totaled $66,934,000 at September 30, 1996 or 24.9% of total assets, compared to $67,775,000 or 25.4% of total assets, December 31, 1995. The adjustment for net unrealized holding gain on AFS securities at September 30, 1996 resulted in a decrease of $2,505,000 in that component of shareholders equity. Management is not aware of any trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the company's liquidity, capital resources or results of operations.

RESULTS OF OPERATIONS:
----------------------

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
-----------------------------------------------------------

         The Company earned $4,350,000 of $.75 per share for the nine months ended September 30, 1996 compared to $4,283,000 or $.74 per share for the 1995 comparable period, after adjustment for a two percent stock dividend issued in March 15, 1996.

         Net interest income totaled $7,579,000 for the current period compared to $8,517,000 for the 1995 nine month period, a decrease of $938,000. The reason for this decline can be seen from both the asset and liability side of the average balance sheet. On the asset side, interest-bearing deposits with other banks increased $34.6 million due to maturities and

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS.
-----------
(CONTINUED)

early calls of taxable investment securities. However, a decline in short-term interest rates drove down the yield on interest-bearing deposits with other banks to 5.24%, a decrease of 75 basis points compared to the 1995 period. Partially offsetting this dramatic decline in short-term interest rates, loan yields held at 8.72% with an increase in outstanding balances of $5.0 million over the prior nine months. On the liability side, time certificates of deposit increased $7.4 million as depositors sought refuge from lower short-term interest rates. The rates paid on these deposits climbed 49 basis points to 5.38% as the competition for time deposits increased. The decline in short-term rates did not change the rates paid on day-of deposit accounts, however, their collective balances declined as depositors sought higher yields. The net interest rate spread declined 66 basis points to 3.03% from 3.69% for the nine month comparable period.

         There was no loan loss provision for the nine months ended September 30, 1996 or 1995. The zero provision for both 1996 and 1995 reflects managements judgement of the adequacy of the loan loss reserve and current market conditions. Management is not aware of any trends or uncertainties which would materially impact results of future operations.

         Other income amounted to $1,223,000 for the 1996 period compared to $343,000 for the 1995 nine months, an increase of $830,000. Investment securities gains accounted for $821,000 of this increase. Callable securities as well as selective profit-taking comprised these gains. Increases in service charges on deposit accounts and other income totaled $30,000, partially offset by a $21,000 increase in loss on sale of other real estate owned. Other expense totaled $2,620,000, a decrease of $214,000 when compared to the 1995 period of $2,834,000. Salaries and employee benefits decreased $104,000, occupany expense $15,000 and general and administrative expense $95,000.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
------------------------------------------------------------

         The company had net income of $1,454,000 or $.25 per share, for the three months ended September 30, 1996. For the 1995 period, net income amounted to $1,390,000 or $.24 per share, after adjustment for a two percent stock dividend issued March 15, 1996.

         Net interest income, the difference between the amount of interest earned on interest earning assets and amounts paid on interest bearing liabilities amounted to $2,574,000 for the quarter ended September 30, 1996 compared to $2,719,000 for the 1995 comparable quarter, a decrease of $145,000.

         The decline in net interest income is directly attributable to a decrease in short-term interest rates. Average interest-bearing deposits with other banks suffered a decline in yield of 72 basis points to 5.27% while average balances increased $26.6 million from $37.4 million at September 30, 1995. However, there are positive signs in the average balance sheet that bode well for the future. Total interest earning assets increased $4.3 million while total interest-bearing liabilities rose only $2.3 million, increasing the net earning balance by $2.0 million. Total loans increased $7.1 million and the corresponding yield stood at 8.70%. Time certificates of deposit amounted to $102.5 million at September 30, 1996, up $3.0 million, however, the rate paid leveled off at 5.39%, a 1 basis point decrease over the 5.40% paid in the comparable quarter. The net interest rate spread amounted to 4.02% for the current quarter, a modest decrease of 30 basis points from September 30, 1995.

         There was no provision for loan losses in the current quarter nor for the quarter ended September 30, 1995. The zero provision for 1996 reflects management's judgment of the adequacy of the loan loss reserve and current market conditions. Management is not aware of

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS.
-----------
(CONTINUED)

any trends or uncertainties which would materially impact results of future operations.

         Other income rose $281,000 to $349,000 at September 30, 1996. Investment securities gains increased $263,000, other income $12,000 and service charges on deposits $6,000. Other expense totaled $831,000 for the current period, an increase of $25,000. General and administrative expenses were up $64,000, partially offset by a decrease in salaries and employee benefits of $26,000 and occupancy expense of $13,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS.
-----------
(CONTINUED)

         The following average balance sheets present for the periods indicated the total dollar amount of interest income from earning assets and the resultant yields as well as the interest paid on interest-bearing liabilities, expressed both in dollars and rates:

                                                             Nine Months Ended September 30,
                                       ----------------------------------------------------------------------------
                                                     1996                                       1995
                                       ---------------------------------      -------------------------------------
                                       Average                    Yield/      Average                        Yield/
                                       Balance     Interest        Rate       Balance         Interest        Rate
                                       -------     --------       ------      -------         --------       ------
                                                                 (dollars in thousands)

Interest-earning assets:
  Loans....................            $ 82,380    $ 5,387         8.72%      $ 77,366        $ 5,061         8.72%
  Interest-bearing
    deposits with other
    banks..................              59,142      2,326         5.24%        24,591          1,105         5.99%
  Taxable investment
    securities.............             106,175      5,723         7.19%       144,446          7,599         7.01%
  Tax-exempt investment
    securities.............               6,816        197         3.85%         4,323            154         4.75%
                                       --------    -------                    --------        -------
Total interest-earning
  assets...................             254,513     13,633         7.14%       250,726         13,919         7.40%
Non-interest-earning
  assets...................               9,232                                  9,566
                                       --------                               --------
    Total..................            $263,745                               $260,292
                                       ========                               ========
Interest-bearing
  liabilities:
    Regular savings........            $ 46,571        945         2.71%      $ 50,967          1,030         2.69%
    NOW accounts...........              23,751        290         1.63%        21,460            277         1.72%
    Money market
      accounts.............              23,945        563         3.14%        27,057            621         3.06%
    Time certificates of
      deposit..............             102,066      4,120         5.38%        94,693          3,474         4.89%
    Other interest expense                    0        136                           0              0
                                        -------    -------                      ------        -------

    Total interest-bearing
      liabilities..........             196,333      6,054         4.11%       194,177          5,402         3.71%
Non-interest-bearing
  liabilities..............               2,109                                    851
Net worth..................              65,303                                 65,264
                                       --------                               --------
    Total..................            $263,745                               $260,292
                                       ========    -------         ----       ========        -------         ----
Net interest income/
  interest rate spread.....                        $ 7,579         3.03%                      $ 8,517         3.69%
                                                   =======         ====                       =======         ====
Net earning balance/net
  yield on interest-earning
  assets...................            $ 58,180                    3.97%      $ 56,549                        4.53%

-----------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS.
-----------
(CONTINUED)

         The following average balance sheets present for the periods indicated the total dollar amount of interest income from earning assets and the resultant yields as well as the interest paid on interest-bearing liabilities, expressed both in dollars and rates:

                                                            Nine Months Ended September 30,
                                       ----------------------------------------------------------------------------
                                                     1996                                      1995
                                       ---------------------------------      -------------------------------------
                                       Average                    Yield/      Average                        Yield/
                                       Balance     Interest        Rate       Balance         Interest        Rate
                                       -------     --------       ------      -------         --------       ------
                                                                 (dollars in thousands)

Interest-earning assets:
  Loans....................            $ 83,992     $1,826         8.70%      $ 76,941         $1,695         8.81%
  Interest-bearing
    deposits with other
    banks..................              63,996        843         5.27%        37,425            560         5.99%
  Taxable investment
    securities.............             103,021      1,880         7.30%       133,550          2,381         7.13%
  Tax-exempt investment
    securities.............               5,263         51         3.88%         4,071             48         4.72%
                                       --------     ------                    --------         ------
Total interest-earning
  assets...................             256,272      4,600         7.18%       251,987          4,684         7.44%
Non-interest-earning
  assets...................               9,235                                  9,944
                                       --------                               --------
    Total..................            $265,507                               $261,931
                                       ========                               ========
Interest-bearing
  liabilities:
    Regular savings........            $ 46,658        318         2.73%      $ 49,192            335         2.72%
    NOW accounts...........              24,892         98         1.57%        21,638             92         1.70%
    Money market
      accounts.............              23,627        187         3.17%        25,056            196         3.13%
    Time certificates of
      deposit..............             102,529      1,381         5.39%        99,477          1,342         5.40%
    Other interest expense.                   0         42                           0              0
                                        -------      -----                      ------          -----
    Total interest-bearing
      liabilities..........             197,706      2,026         4.10%       195,363          1,965         4.02%
Non-interest-bearing
  liabilities..............               3,167                                  1,319
Net worth..................              64,634                                 65,249
                                       --------                               --------
    Total..................            $265,507                               $261,931
                                       ========     ------         ----       ========         ------         ----
Net interest income/
  interest rate spread.....                         $2,574         3.08%                       $2,719         3.41%
                                                    ======         ====                        ======         ====
Net earning balance/net
  yield on interest-earning
  assets...................            $ 58,566                    4.02%      $ 56,624
                                                                                                              4.32%

-----------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS.
-----------
(CONTINUED)

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

         Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to achieve consistent growth of net interest income through periods of changing interest rates. To accomplish rate sensitivity management requires maintaining an appropriate balance between interest sensitive assets and liabilities. At September 30, 1996, the Company's one year interest rate sensitivity cumulative gap position is asset sensitive 18.6%, as a percent of total earning assets.

The following table depicts the Company's interest rate sensitivity at September 30, 1996.

                                                                          Sensitivity Period
                                           -------------------------------------------------------------------------------
                                                                                                     Beyond
                                           0-3 mos.      6 mos.         1 year        1-3 years      3 years       Total
                                           --------     --------       --------       ---------      -------      --------
                                                                        (dollars in thousands)
Interest earning assets:
    Loans .............................    $ 9,279      $ 14,767        $ 9,764       $  8,003       $48,820      $ 90,633

    Investments .......................     84,215         7,504         15,047         14,009        44,976       165,751
                                           -------      --------        -------       --------       -------      --------
      Total ...........................    $93,494      $ 22,271        $24,811       $ 22,012       $93,796      $256,384
                                           =======      ========        =======       ========       =======      ========
Interest-bearing liabilities:
    Deposits ..........................    $27,172      $ 34,289        $31,404       $ 39,797       $65,409      $198,071
                                           =======      ========        =======       ========       =======      ========
Period sensitivity gap ................    $66,322      $(12,018)       $(6,593)      $(17,785)      $28,387      $ 58,313

Cumulative sensitivity gap ............    $66,322      $ 54,304        $47,711       $ 29,926       $58,313      $ 58,313

Cumulative sensitivity gap as
    a percent of earning assets........       25.9%         21.2%          18.6%          11.7%         22.7%


         All categories of interest earning assets and that portion of interest-bearing liabilities classed as certificates of deposits ($103,348) are scheduled based on each items individual contracted maturity or the next interest rate repricing date. The remaining interest-bearing deposits are spread through the various sensitivity periods based on assumptions by management of activity relating to new and run-off of account balances.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS.
-----------
(CONTINUED)

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

                                              Capital Ratios
                                              --------------

                                              Minimum
                                              Regulatory           Portsmouth
                                              Capital          Bank Shares, Inc.
                                              Level            9/30/96  12/31/95
                                              ----------       -------  --------

Leveraged Capital                               4.0%            25.2%    25.6%

Total Capital (sum of Tier 1 and                8.0%            52.7%    64.6%
Tier 2 capital) to Risk Weighted
Assets

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS.
-----------
(CONTINUED)

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

         The Company is not under any regulatory restrictions regarding retained earnings available for distribution. At September 30, 1996 all of the retained earnings, $35.7 million, could be distributed in accordance with Rule 4-08 (e)
(1) of Regulation S-X.

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

                                             PORTSMOUTH BANK SHARES, INC.

Date: November 8, 1996                       By: /s/  Harry R. Hart
      ---------------------                      -------------------------------
                                                 Harry R. Hart, President
                                                 and Chief Executive Officer
                                                 (Principal Financial Officer)