Form 10-K405
period 1996-12-31
PORTSMOUTH BANK SHARES INC
filed 1997-03-31
CIK 825534

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------


                                    Form 10-K

                Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934
                                  -------------


For the fiscal year ended                               Commission file number
    December 31, 1996                                           0-16510
-------------------------                              -------------------------

                          Portsmouth Bank Shares, Inc.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


            New Hampshire                                   02-0417778
    -------------------------------                      -------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

333 State Street, Portsmouth, New Hampshire                    03801
-------------------------------------------                  ----------
 (Address of principal executive offices)                    (Zip Code)


                                 (603) 436-6630
                                 --------------
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock $.10 par value, and
                          Common Stock Purchase Rights
                          ----------------------------
                               (Title of Classes)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X    No
                                   -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
           -----

         The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant as of February 28, 1997 was approximately $77.6 million, based on the closing price on February 28, 1997 of $15.375 per share.

         5,713,421 shares of the Registrant's Common Stock were outstanding on February 28, 1997. This does not give effect to a two percent stock dividend effected on March 15, 1997.

         Portions of the Registrant's 1996 Annual Report to Stockholders are incorporated by reference into Parts I & II of this report.

         Exhibit Index on page 32.

                                Table of Contents

                                     Part I

Item 1.  Business ....................................................  1
         (a)      General ............................................  1
         (b)      Lending Activities .................................  2
                  (i)        General .................................  2
                  (ii)       Residential Real Estate Loans ...........  3
                  (iii)      Commercial Real Estate Loans ............  4
                  (iv)       Commercial Paper ........................  4
                  (v)        Consumer and Other Loans ................  5
                  (vi)       Origination of Loans ....................  5
                  (vii)      Non-Performing Assets
                               and Delinquent Loans ..................  6
         (c)      Investment Activities ..............................  6
         (d)      Source of Funds ....................................  7
         (e)      Statistical Information ............................  7
         (f)      Distribution of Assets, Liabilities
                    and Stockholders' Equity; Interest
                    Rates and Interest Differential ..................  7
                  (i)        Investment Portfolio ....................  8
                  (ii)       Loan Portfolio .......................... 10
                  (iii)      Maturity of Loans ....................... 10
                  (iv)       Nonaccrual, Past Due and
                               Restructured Loans .................... 11
                  (v)        Summary of Loan Loss Experience ......... 12
                  (vi)       Allowance for Loan Losses ............... 13
                  (vii)      Deposits ................................ 13
                  (viii)     Maturities of Time Deposits ............. 13
                  (ix)       Return on Equity and Assets ............. 14
                  (x)        Short-Term Borrowings ................... 14
         (g)      Monetary Policies .................................. 14
         (h)      Employees .......................................... 14
         (i)      Competition ........................................ 14
         (j)      Subsidiaries ....................................... 15
         (k)      Regulation ......................................... 15
                  (i)        General ................................. 15
                  (ii)       Federal Deposit Insurance Corporation ... 15
                  (iii)      New Hampshire Law ....................... 16
                  (iv)       Federal Interstate Banking Law .......... 16
                  (v)        Federal Reserve Board ................... 18
                  (vi)       Capital Requirements .................... 19
                  (vii)      Restrictions on the Payment of
                               Dividends or Distributions ............ 21
                  (viii)     Federal Home Loan Bank System ........... 21
                  (ix)       Other Regulations ....................... 21

Item 2.  Properties .................................................. 23

Item 3.  Legal Proceedings ........................................... 23

Item 4.  Submission of Matters to a Vote of
           Security Holders .......................................... 23

         Executive Officers .......................................... 24

                                     Part II

Item 5.  Market for Registrant's Common Equity and
           Related Stockholder Matters ............................... 25

Item 6.  Selected Financial Data ..................................... 25

Item 7.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations ................................................ 25

Item 8.  Financial Statements and Supplementary Data ................. 25

Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure .................... 25

                                    Part III

Item 10. Directors and Executive Officers of the
           Registrant ................................................ 26

Item 11. Executive Compensation ...................................... 26

Item 12. Security Ownership of Certain Beneficial
           Owners and Management ..................................... 26


Item 13. Certain Relationships and Related Transactions .............. 26

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K ....................................... 26

         Consent of Independent Public Accountants ................... 30

         Signatures .................................................. 31

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

         The Company conducts its business primarily through the Bank, its wholly-owned subsidiary. The principal business of the Bank is attracting deposits from the general public and investing in residential and commercial real estate loans, consumer loans and a portfolio of conservative investments. As a holding company, Portsmouth has the flexibility, within the constraints of the Bank Holding Company Act, to diversify its business activities through formation of subsidiaries and through acquisitions of or mergers with financial institutions and other companies. On February 13, 1997 Portsmouth and CFX Corporation ("CFX") signed a definitive agreement under which CFX will acquire Portsmouth and the Bank.

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

         The Bank's lending policies focus on loan quality and close monitoring of the loan portfolio by management. The Board of Directors reviews significant loan applications prior to approval. The Bank maintains a large investment portfolio and its investment policies stress safety and liquidity. In order to protect its net interest margin against significant fluctuations, the Bank seeks, where possible, to better match the interest rate sensitivity and maturities of its assets and liabilities.

         The Bank's investment policy emphasizes liquidity and preservation of capital. The Board of Directors participates with management in all significant investment decisions. Investments are primarily in short-term, liquid assets in order to minimize the effects on its portfolio of changes in interest rates.

         The excess of the Bank's interest-earning assets maturing or repricing within one year over its interest-bearing liabilities maturing or repricing within one year (the "gap") was a positive $59.9 million (23.2% of earning assets) at December 31, 1996. In making this calculation, the Bank assumes that approximately 15% of its regular savings, money markets and NOW accounts reprice within one year. The Bank regularly, at least monthly, reviews and evaluates its asset-liability (gap) position and policy guidelines. Quarterly, the Bank consults with its independent investment advisor, reviewing the policy guidelines and means to better match interest sensitive assets and liabilities within the policy guidelines. In setting the guidelines for the policy's time horizons, the following are the major factors considered: 1) projected interest rates; 2) run-off or growth of "Core Deposits" (regular savings, money market and NOW accounts); 3) competitive restraints to rate changes; 4) historical trends; 5) availability of qualified investments at acceptable rates and maturities; 6) maintaining a diversified asset mix; and 7) lack of brokered deposits. During the year 1996, the Bank's investments in U.S. Treasury and government agency securities, as well as corporate securities, declined substantially due to early calls and/or maturities. Offsetting their increase, interest-bearing deposits with other banks and outstanding loan balances increased significantly. The Bank is currently writing substantially all of its newly originated fixed-rate mortgage loans to meet the requirements for sale in the secondary market. No sales in the secondary market were made in 1996.

         The Bank's deposits are insured by the FDIC up to $100,000 per insured depositor. At December 31, 1996 the Bank had a total regulatory capital ratio of 40.59%, which exceeds the 8% FDIC requirement. At December 31, 1996, the Bank's ratio of net worth to assets was 24.33%.

         The Bank currently competes for both deposits and loans with many other savings banks, commercial banks, savings and loan associations and credit unions with offices in and around the Portsmouth area. The Bank maintains its market position by offering very competitive rates for deposits and loans as well as a full complement of core banking services and other retail financial services for individuals and small businesses.

LENDING ACTIVITIES

         GENERAL

         At December 31, 1996, the Bank's loan portfolio totaled $101.4 million, representing approximately 51.2% of the Bank's $198.1 million total deposits at that date. The principal categories of loans in the Bank's portfolio are residential real estate loans secured by 1-4 family residences; commercial real estate loans secured by multi-family residential and commercial properties; and consumer and other loans. At December 31, 1996 the Bank also held $13.0 million of commercial paper which is classified as loans under regulatory definitions and generally accepted accounting principles. The Bank's primary lending activity has been the origination of residential real estate loans which comprise 62.7% of the portfolio exclusive of commercial and 67.2% of the portfolio inclusive of commercial paper.

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

         New Hampshire law imposes various limitations on the amount of loans that may be made to one borrower. Under regulations promulgated by the Bank Commissioner of New Hampshire (the "Commissioner"), the Bank may not make any loan to one borrower, as defined, which exceeds the lesser of 10% of the Bank's deposits or 100% of its capital. At December 31, 1996, this limit amounted to $19.8 million. The Bank has not made any loans to any one borrower which exceed these regulatory limits. The Bank's largest loan outstanding as of December 31, 1996 was a commercial real estate loan in the amount of $2.3 million. Its largest single borrower had aggregate loans outstanding of $2.6 million.

         The Bank offers adjustable-rate mortgage loans as part of a strategy to originate loans that are more interest-rate sensitive than traditional fixed-rate mortgage loans. At December 31, 1996, adjustable-rate loans (primarily residential mortgage loans) comprised 34.3% or $34.8 million of the total loan portfolio.

         Another aspect of the asset-liability management effort has been a policy of writing newly-originated fixed-rate residential mortgage loans to meet the requirements for sale in the secondary market. A substantial amount ($42.1 million) of fixed-rate mortgage loans are carried in the portfolio. During periods of rising interest rates, the market value of fixed-rate loans may decline. Presently management has no intention of disposing of any significant portion of its fixed-rate mortgage loan portfolio; any such disposition may result in the realization of losses, thereby affecting the net worth and net income of the Bank.

         RESIDENTIAL REAL ESTATE LOANS

         Residential mortgage loans are expected to continue to be the primary component of the Bank's loan portfolio. At December 31, 1996, the portfolio of residential mortgage loans totaled $63.6 million, consisting of 1,331 loans. The average size of such loans was $46,952. These loans come from the Bank's primary market area and are secured by residences within the same area. The fixed-rate loan portfolio consists primarily of seasoned loans. Many of these loans are to customers with established relationships. It is the Bank's policy not to make residential mortgage loans with a loan-to-value ratio in excess of 80%, except for permanent mortgage insurance loans (PMI) which can reach 95%.

         Virtually all residential real estate loans originated prior to May 1984 were long-term loans with fixed rates. In May 1984, the Bank commenced offering single-family residential mortgage loans providing for periodic interest rate adjustments. Such loans amounted to approximately 34.52%, 34.10% and 23.78% of the permanent single-family residential loans originated by the Bank in 1994, 1995 and 1996 respectively. Although the Bank has attempted to increase the percentage of adjustable-rate loans it originates as a percentage of total loans, the number of adjustable-rate loans actually originated depends upon prevailing market conditions as they affect customer demand for such loans.

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

         COMMERCIAL REAL ESTATE LOANS

         Commercial real estate loans are primarily secured by existing properties, such as apartment buildings and, to a lesser extent, office buildings, industrial buildings, warehouses and various special purpose properties. At December 31, 1996, the Bank had $18.2 million of such loans in its portfolio, the largest outstanding balance of which was $2.3 million. Loan-to-value ratios on commercial real estate loans generally do not exceed 75%.

         Although terms vary, commercial real estate loans secured by existing properties generally have maturities of 15 years or less and interest rates that are tied to the N.Y. prime rate are generally adjustable.

         COMMERCIAL PAPER

         The Bank periodically invests in high-grade commercial paper as a means of deploying excess liquidity on a short-term basis. Commercial paper loans totaled $13.0 million at December 31, 1996, placed directly with General Electric Capital Corporation.

         CONSUMER AND OTHER LOANS

         The Bank offers both secured and unsecured personal loans, as well as automobile, boat, home improvement, collateral and government guaranteed education loans. Consumer loans generally have maturities of up to ten years. At December 31, 1996, the Bank's portfolio of consumer and other loans totaled $6.2 million, representing 6.11% of all loans. Consumer loans generally have shorter terms and higher interest rates than first mortgage loans. As the result of the reclassification of certain types of consumer loans they are now reported as commercial loans, and the second mortgages and home equity loans are included with mortgage loans.

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

         The consumer loan policy provides that collateral loans up to $40,000 may be approved by certain loan officers. Collateral loans greater than $40,000 require the approval of the Board of Directors. Unsecured loans up to $12,000 may be extended upon the approval of certain officers, and unsecured loans over $12,000 require the approval of the Board of Directors.

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

         An exception to the foregoing is the commercial paper that is currently held in the Bank's loan portfolio. Such commercial paper was not originated in the same manner as other loans, but was purchased through General Electric Capital Corporation.

NON-PERFORMING ASSETS AND DELINQUENT LOANS

         The Bank's lending policy focuses on loan quality and close monitoring of the loan portfolio by management. As a result of this lending policy, the Bank has experienced minimal loan charge-offs and delinquencies. For the year 1996, the Bank had net charge-offs of $40,000. At December 31, 1996, the Bank had five non-performing loans in its $101.4 million loan portfolio totaling $576,000. Mortgage loans are classified as delinquent when any payment of principal and/or interest is 30 days or more past due. Consumer loans are classified as delinquent when any payment is 30 days or more past due. Loans are classified as non-performing when the Bank ceases to accrue interest thereon. While the Bank has generally been able to work out satisfactory repayment schedules with delinquent borrowers, the Bank will undertake foreclosure or other legal proceedings if a loan delinquency is not otherwise satisfactorily resolved. Real estate acquired as a result of foreclosure action amounted to $100,492 at December 31, 1996 compared with $668,000 at December 31, 1995. The properties are being actively marketed.

INVESTMENT ACTIVITIES

         The Bank's investment policy emphasizes liquidity and preservation of capital. The Board of Directors participates with management in all significant investment decisions and is counseled by a professional independent investment adviser. As part of its asset-liability restructuring program, the Bank maintains a sizeable investment portfolio amounting to $105.3 million or 38.8% of its total assets at December 31, 1996. The Bank invests in United States government and agency obligations, corporate bonds that are of investment grade or higher and in conservative income-oriented equity securities. The Bank's equity portfolio had amortized cost and fair values of $14.9 million and $15.9 million, respectively, at December 31, 1996. The balance of the Bank's investment securities had amortized cost and fair market values of $88.3 million and $89.3 million, respectively at December 31, 1996. The Bank's investment in interest-bearing deposits with the Federal Home Loan Bank (the "FHLB") totaled $54.0 million at December 31, 1996 as call provisions were exercised by the issuers of agency obligations. These deposits amounted to $55.5 million at December 31, 1995.

         In addition to providing liquidity and opportunities to enhance the repricing characteristics of the Bank's earning assets, the investment portfolio provides an important source of recurring income. For the years ended December 31, 1996 and 1995, the Bank's investment portfolio generated 61.0% and 63.5%, respectively, of total interest and dividend income. The Bank's investment portfolio earned 7.42% on taxable investment securities and 3.86% on tax-exempt securities in 1996, while earning 7.02% and 4.77%, respectively, on such securities in 1995. The Bank's interest-bearing deposits with the FHLB earned 5.29% in 1996 and 5.91% in 1995. It is management's intent to hold securities on a long-term basis or until maturity; however, securities may be traded whenever the opportunity is presented so long as it is consistent with our investment policy and the categorization of the portfolio for financial reporting purposes.

SOURCES OF FUNDS

         Deposits obtained through the Company's banking offices have traditionally been the principal source of funds for use by the Bank in lending and for other general business purposes. To a lesser extent, funds are also derived from amortization and prepayments of outstanding loans and maturities of investment securities.

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

         The primary source of deposits are obtained from individual and business residents within the Bank's market area. Its longstanding presence in this market area has resulted in a loyal, stable depositor base. Deposit accounts are attracted by offering competitive interest rates, and convenient office locations and service hours. Deposits of the Bank totaled $198.1 million or 73.0% of its total assets at December 31, 1996.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

         Certain information regarding the distribution of assets, liabilities and stockholders' equity, interest rates and interest differential appears under the headings "Liquidity and Interest Rate Sensitivity Management" and "Interest Rate Spreads" on pages 6 through 8 of the Company's 1996 Annual Report to Stockholders, filed as Exhibit 13 hereto, which pages are incorporated therein by reference.

         Additional information concerning the development of the Bank's business is contained in pages 1 through 10 of the Company's 1996 Annual Report to

Stockholders, filed as Exhibit 13 hereto, which pages are incorporated herein by reference.

         INVESTMENT PORTFOLIO

         The following table sets forth the aggregate carrying amounts and/or fair values of investments in securities of the Company at the dates indicated in accordance with SFAS No. 115. See Note 3 of the Notes to Consolidated Financial Statements contained on page 22 of the Company's 1996 Annual Report to Stockholders, filed as Exhibit 13 hereto, which page is incorporated herein by reference, for additional information.


                                                              December 31
                                                             (in thousands)
Available for sale - at fair value                        1996            1995
                                                        --------        --------
U.S. Government and
agency obligations                                      $ 61,557        $ 62,717

State and municipal
obligations                                                    0               0

Other debt securities                                     15,802          26,016

Marketable equity
securities                                                15,058          13,711
                                                        --------        --------
            Total                                       $ 92,417        $102,444
                                                        --------        --------

Held to maturity - at carrying amounts

U.S. Government and
agency obligations                                      $ 10,000        $ 14,999

State and municipal
obligations                                                    0             570

Other debt securities                                      2,013           4,546

Marketable equity
securities                                                     0               0
                                                        --------        --------
            Total                                       $ 12,013        $ 20,115
                                                        --------        --------
Federal Home Loan Bank stock                            $    874        $    874
                                                        --------        --------
            Grand Total                                 $105,304        $123,433
                                                        ========        ========

         The following table sets forth by maturities of investment securities at December 31, 1996, exclusive of marketable equity securities, and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security).



                                              After One            After Five
                        Within One            But Within           But Within         After Ten
                           Year               Five Years            Ten Years           Years
                     -----------------     -----------------    -----------------   ---------------
                     Amount      Yield     Amount      Yield    Amount      Yield   Amount    Yield
                     ------      -----     ------      -----    ------      -----   ------    -----
                                                   (dollars in thousands)
U.S. Government
  and agency
  obligations       $40,034      7.29%    $30,885      7.58%         0      0.00%    $423     10.77%
Other debt
  securities          8,015      6.80%      5,435      7.57%     3,492      7.60%
                    -------               -------               ------               ----
     TOTAL          $48,049      7.21%    $36,320      7.66%    $3,492      7.60%    $423     10.77%
                    =======               =======               ======               ====

         LOAN PORTFOLIO

         The following table shows Portsmouth's loan distribution at the end of each of the last five years (before deduction of unearned income). See Note 4 of the Notes to Consolidated Financial Statements contained on page 24 of the Company's 1996 Annual Report to Stockholders, filed as Exhibit 13 hereto, which page is incorporated herein by reference, for additional information.


                                                     December 31,
                                1996         1995       1994        1993        1992
                              --------     -------     -------     -------     -------
                                                    (in thousands)
Commercial, financial and     $ 13,462     $   424     $ 2,386     $   411     $ 5,450
agricultural (including
commercial paper)

Real estate -                   63,568      59,143      59,979      62,371      71,862
residential

Real estate -                   18,208      12,265      11,651      13,447      12,263
commercial
& construction

Installment                      3,752       3,975       4,050       2,476       2,899

Other                            2,427       2,045       2,119       2,128       2,135
                              --------     -------     -------     -------     -------
   TOTAL LOANS                $101,417     $77,852     $80,185     $80,833     $94,609
                              ========     =======     =======     =======     =======

         MATURITY OF LOANS

         The following table sets forth the scheduled contractual amortization of loans in the Company's portfolio at December 31, 1996, and the dollar amount of loans at that date which are scheduled to mature after one year which have fixed or adjustable interest rates. Adjustable or floating rate assets are included in the period in which interest rates are next scheduled to adjust rather than the period in which they are due.


                                               Maturing
                              ---------------------------------------------
                                       After 1 Year
                               Within    But Within   After 5
                               1 Year     5 Years       Years        Total
                              -------     -------     --------     --------
                                             (in thousands)
Commercial, financial and     $13,082     $   321     $     59       13,462
agricultural (including
commercial paper)

Real estate -                  16,651       6,892       40,025       63,568
residential

Real estate -                   8,740       6,915        2,553       18,208
commercial
& construction

Installment                       412       3,042          298        3,752

Other                           2,427           0            0        2,427
                              -------     -------     --------     --------
                              $41,312     $17,170     $ 42,935     $101,417
                              =======     =======     ========     ========

Loans maturing after
1 year with:
Fixed interest rates                                  $ 7,898            $42,805
Variable interest rates                                 9,272                130
                                                      -------            -------
                                                      $17,170            $42,935
                                                      =======            =======

         NONACCRUAL, PAST DUE, AND RESTRUCTURED LOANS

         The following table summarizes Portsmouth's nonaccrual, past due, and restructured loans.



                                                     December 31,
                                    1996      1995      1994      1993      1992
                                    ----      ----      ----      ----      ----
                                                  (in thousands)
Nonaccrual loans                    $576      $483      $ 55      $215      $321

Accruing loans past                  347        44       253        84       326
due 90 days or more

Restructured loans                     0         0         0         0         0

         The following table summarizes Portsmouth's nonaccrual loans for 1996.

                                                                            1996
Nonaccrual loans:
  Commercial (2)                                                            $155
  Residential real estate (2)                                                421
                                                                            ----

    Total                                                                   $576


Had these loans performed under their original terms, the amount of interest income recorded would have been $52,495. The amount recorded during 1996 amounted to $15,637.


         Management's policy is to review loans that are 90 days past due to determine the future collectibility of both principal and interest. When income is determined to be uncollectible, the loan is put on a nonaccrual status.

         As of December 31, 1996, there were no potential problem loans which management reasonably expects will materially impact future operating results, liquidity or capital resources, or represent material credits which cause management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. There were no loan concentrations exceeding 10% of total loans.

         SUMMARY OF LOAN LOSS EXPERIENCE

         The following table summarizes Portsmouth's loan loss experience for each of the five years ended December 31:


                                 1996      1995      1994      1993      1992
                                 ----      ----      ----      ----      ----
                                              (dollars in thousands)
Balance at beginning of year     $727      $767      $807      $843      $865
Charge-offs:
  Commercial, financial and         0         0         0         0         0
     agricultural
  Real estate-
     commercial                     0         0         0        92        90
     residential                   40        41        40         0       133
  Consumer loans                    1         0         0        15         0
  Other                             0         0         0         0         0
                                 ----      ----      ----      ----      ----
    Total Charge-Offs              41        41        40       107       223
Recoveries:
  Commercial, financial and         0         0         0         0         0
     agricultural
  Real estate -
     commercial                     0         0         0         0         0
     residential                    1         1         0         0         0
  Consumer loans                    0         0         0         0         0
  Other
    Total Recoveries                1         1         0         0         0
Net Charge-offs                    40        40        40       107       223
Provision for loan losses           0         0         0        71       201
                                 ----      ----      ----      ----      ----
Balance at end of year           $687      $727      $767      $807      $843
                                 ====      ====      ====      ====      ====
Ratio of net charge-offs
during year to average loans
outstanding                      0.05%     0.05%     0.05%     0.13%     0.24%

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

(2) Based on historical data, management has no reason to believe that net charge-offs, as a percentage of average loans outstanding by category, will fluctuate materially during 1997.

         ALLOWANCE FOR LOAN LOSSES

         Portsmouth's lending policy focuses on loan quality, primarily in its market area, and close monitoring of the loan portfolio by management. Management reviews on a monthly basis, using regulatory guidelines and the risk elements in the loan portfolio in determining the adequacy of the Allowance For Loan Losses. At December 31, 1996, management believes the balance in the Allowance For Loan Losses account is adequate to absorb any losses that may be inherent in the loan portfolio. The approximate anticipated amount of charge-offs during the next full year of operations total $60,000 from the real estate loan category. As a result of this lending policy, Portsmouth has experienced minimal loan charge-offs and delinquencies. From 1992 through 1996, only $450,000 was charged off for non-performing loans.

         DEPOSITS

         The average daily balance of deposits and the average rates paid thereon appear under the headings, "Liquidity and Interest Rate Sensitivity Management" and "Interest Rate Spreads" on pages 6, 7 and 8 of the Company's 1996 Annual Report to Stockholders, filed as Exhibit 13 hereto, which pages are incorporated herein by reference.

         MATURITIES OF TIME DEPOSITS

         Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 1996 are summarized as follows:

                                             Time
                                           Certificate     Other
                                           of Deposit   Time Deposits     Total
                                                    (dollars in thousands)
3 months or less                            $ 6,835          $0            6,835
Over 3 but less than                          3,312           0            3,312
  6 months
Over 6 but less than                          1,599           0            1,599
  12 months
Over 12 months                                2,491           0            2,491
                                            -------          --          -------
    TOTAL                                   $14,237          $0          $14,237
                                            =======          ==          =======

         RETURN ON EQUITY AND ASSETS

         The following table shows operating and capital ratios for 1996 and 1995.


                                                             1996          1995
                                                            -----         -----
Net income to average assets                                 2.25%         2.31%
Net income to average stockholders' equity                   9.28%         9.31%
Dividend payout ratio                                       81.70%        72.74%
Average equity to average total assets                      24.25%        24.15%

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

EMPLOYEES

         As of December 31, 1996, Portsmouth and its subsidiary employed 63 full-time officers and employees. None of its employees are represented by collective bargaining agents, and management considers relations with its employees to be good. Two officers of the Bank serve as officers of Portsmouth but received no renumeration for serving as officers of the Company in 1996. Portsmouth has no other employees.

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

REGULATION

         GENERAL

         Savings banks and bank holding companies are subject to extensive supervision and regulation. As a New Hampshire-chartered savings bank and a FDIC-insured bank, the Bank is subject to regulation and supervision by the New Hampshire Bank Commissioner (the "Commissioner") and the FDIC.

         Portsmouth, as a bank holding company, is subject to regulation, examination and supervision by the Federal Reserve Board under the Bank Holding Company Act of 1956 and by the Commissioner under New Hampshire law. The issuance and sale of its securities and its relations with its stockholders are subject to regulation by the Securities and Exchange Commission. The following references to applicable statutes and regulations are brief summaries thereof and do not purport to be complete.

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

         Under Section 7(b)(2)(A)(iii) of the Federal Deposit Insurance Act, "The semiannual assessment for each member of a deposit insurance fund shall not be less than $1,000.00." The FDIC has the authority to assess additional premiums to cover its losses and expenses. The Bank's semiannual assessment for 1997 is $12,500.00 or a total of $25,000.00 for 1997.

         NEW HAMPSHIRE LAW

         As a state-chartered savings bank, the Bank is subject to the applicable provisions of New Hampshire banking law. The Bank derives its lending and investment powers from these laws and is subject to periodic examination and reporting requirements imposed by the Commissioner, who also has specific statutory jurisdiction over certain banking activities such as mergers and the creation of new powers. New Hampshire has enacted interstate banking legislation which permits out-of-state banks and bank holding companies to affiliate with existing banks and bank holding companies in New Hampshire. The establishment of branches is subject to the approval of the New Hampshire Board of Trust Company Incorporation.

         As a New Hampshire bank holding company, Portsmouth is subject to the general supervision of the Commissioner under New Hampshire law. The Commissioner may require Portsmouth to submit reports and to be examined if such reports are inadequate. New Hampshire law prohibits a bank holding company (defined as a company owning 25% or more of the voting stock of two or more banks) from acquiring any voting stock of an additional bank if, after such acquisition, the bank holding company would have more than 12 affiliates in New Hampshire, or if the total state-wide deposits of such bank holding company and all its affiliates would exceed 20% of the total deposits of all banks in New Hampshire. Portsmouth is not subject to such restrictions since it does not come within these limitations.

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

         Various restrictions on such acquisitions will still apply after 1995, including (i) federal and state antitrust laws, as currently in effect; (ii) prohibitions on a single holding company system accounting for more than 10% of all deposits nationwide or, subject to various opt-in and opt-out provisions for individual states on a nondiscriminatory basis, accounting for 30% or more of deposits in any state; (iii) state-imposed prohibitions on acquiring banks within up to five years after they commence operations; and (iv) compliance by the acquirer with the Community Reinvestment Act ("CRA") and fair lending laws.

         Commencing on June 1, 1997, banks will be permitted to cross state lines to merge with other banks, subject to individual states' ability to adopt various nondiscriminatory opt-in and opt-out provisions. The opt-in provision becomes effective in New Hampshire on June 1, 1997. Antitrust and anticoncentration restrictions will apply as described above. It will not be necessary to keep multiple state charters in effect or to have a holding company system. Generally, all banks that are parties to a proposed post-1997 merger must satisfy applicable CRA, management quality and capital adequacy standards.

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

         This federal legislation may significantly increase the competition faced by the Bank over time.

         FEDERAL RESERVE BOARD

         The Federal Reserve Board requires the Bank to maintain reserves against its transaction accounts based on the amount of the Bank's deposits.

         Under the Bank Holding Company Act, Portsmouth, as a bank holding company, is required to file annually with the Federal Reserve Board a report of its operations and, with its subsidiaries, is subject to examination by the Federal Reserve Board. The Bank Holding Company Act prohibits a bank holding company from acquiring direct ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, without prior approval of the Federal Reserve Board. No approval under the Bank Holding Company Act is required, however, for a bank holding company already owning or controlling over 50% of the voting shares of a bank to acquire additional shares of such bank. The Bank Holding Company Act also generally permits a bank holding company that is adequately capitalized and adequately managed to acquire control of a bank located in a state other than the home state of the bank holding company. New Hampshire law authorizes the acquisition of out-of-state financial institutions by New Hampshire bank holding companies and of New Hampshire financial institutions by out-of-state bank holding companies in certain circumstances.

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

         The acquisition of direct or indirect ownership or control of more than 5% of the voting shares of Portsmouth or the Bank by any company might require regulatory approval under the Bank Holding Company Act, and the acquisition of 25% or more by any person or group of persons (including individuals as well as companies) would be subject to the provisions of the Change in Bank Control Act of 1978.

         Transactions between a depository institution and its holding company are generally subject to the restrictions contained in Sections 23A and 23B of the Federal Reserve Act. Section 23A imposes both quantitative and qualitative restrictions on such transactions, while Section 23B requires, among other things, that all such transactions be on terms substantially the same, and at least as favorable to the depository institution, as in a comparable transaction with an unaffiliated party. Exemption from, and waivers of, the provisions of Sections 23A and 23B of the Federal Reserve Act may be granted only by the Board of Governors of the Federal Reserve System.

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

         In determining total risk-weighted assets for purposes of the risk-based capital requirement, (i) each off-balance sheet asset must be converted to its on-balance sheet credit equivalent amount by multiplying the face amount of each such item by a credit conversion factor ranging from 0% to 100% (depending upon the nature of the asset), (ii) the credit equivalent amount of each off-balance sheet asset and the book value of each on-balance sheet asset must be multiplied by a risk factor ranging from 0% to 100% (again depending upon the nature of the asset), and (iii) the resulting amounts are added together and constitute total risk-weighted assets.

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

         FDICIA defines each institution as either well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, imposing progressively more scrutiny and restrictions on an institution with less favorable capitalization. The definitions are based on an institution's ability to meet all of the capitalization requirements imposed on the institution by its primary federal regulator which is, in the case of the Bank, the FDIC. Well capitalized institutions and adequately capitalized institutions are defined to be institutions which significantly exceed, or simply meet, all relevant capital requirements, respectively. Undercapitalized and significantly undercapitalized banks are defined to be institutions which fail to meet, or significantly fail to meet, all such capital requirements, respectively. The level of capital below which an institution is deemed to be critically undercapitalized may not be less than 2% of total assets nor more than 65% of the required minimum level of capital under the leverage limit. Management believes that the Bank was classified at December 31, 1996 as well capitalized, since it exceeds all applicable minimum capital standards. Management does not anticipate that the prompt corrective actions required under FDICIA for undercapitalized institutions (see below) will have a material impact upon the operations of the Bank as long as current capital levels are maintained.

         Any insured depository institution which falls below the minimum capital standards must submit a capital restoration plan. In general, undercapitalized institutions will be precluded from increasing their assets, acquiring other institutions, establishing additional branches, or engaging in new lines of business without an approved capital plan and an agency determination that such actions are consistent with the plan. Institutions that are significantly undercapitalized or critically undercapitalized are subject to additional restrictions and may be required to (i) raise additional capital;
(ii) limit asset growth; (iii) limit the amount of interest paid on deposits to the prevailing rate of interest in the region where the institution is located;
(iv) divest or liquidate any subsidiary which the FDIC determines poses a significant risk; (v) order a new election for members of the board of directors; (vi) require the dismissal of a director or senior executive officer, or (vii) take such other action as the FDIC determines is appropriate. Under FDICIA, the FDIC is required to appoint a conservator or receiver for a critically undercapitalized institution no later than 90 days after the institution becomes critically undercapitalized, subject to a limited exception for institutions which are in compliance with an approved capital plan and which the FDIC certifies are not likely to fail.

         Savings institutions also have the authority to borrow from the Federal Reserve "discount window" after they have exhausted all Federal Home Loan Bank ("FHLB") sources. FDICIA places limitations upon a Federal Reserve Bank's ability to extend advances to undercapitalized and critically undercapitalized depository institutions, including a prohibition on advances outstanding to an undercapitalized institution for more than 60 days in any 120-day period.

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

         RESTRICTIONS ON THE PAYMENT OF DIVIDENDS OR DISTRIBUTIONS

         The New Hampshire Business Corporation Act (the "Business Corporation Act") permits Portsmouth to pay dividends on its capital stock unless it would not be able to pay its debts as they become due in the ordinary course of business.

         The Bank is not subject to the Business Corporation Act, but the payment of a cash dividend or distribution may be restricted if the effect thereof would cause the net worth of the Bank to be reduced below either the amount required for the guarantee fund of at least 3% of deposits and the liquidation account or in the event that net worth requirements under New Hampshire or federal laws or regulations limit such dividends or distributions. The Bank has consistently complied with these requirements. Furthermore, the Federal Deposit Insurance Act prohibits the Bank from paying dividends on its capital stock if it is in default in the payment of any assessment to the FDIC.

         The Bank is not under any regulatory restrictions regarding retained earnings available for distribution. At December 31, 1996, $35.43 million could be distributed in accordance with Rule 4-08 (e) (1) of Regulation S-X.

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

         As a member of the FHLB, the Bank is required to purchase and hold stock in the FHLB in an amount equal to the greater of 1% of the bank's aggregate unpaid residential mortgage loan balances at the beginning of the year or 1/20th of FHLB advances outstanding. As of December 31, 1996, the Bank held stock in the FHLB in the amount of $874,200, which exceeded the above requirements.

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

ITEM 2. PROPERTIES

Portsmouth is obligated under certain operating leases incurred in the normal course of business. A schedule of the minimum annual lease payments is as follows:


                  1997..............................    8,000
                  1998..............................    8,000
                                                     --------
                  Total............................. $ 16,000
                                                     ========

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


                                            Owned             Net Book Value at
Office Location                           or Leased           December 31, 1996
---------------                           ---------           -----------------
333 State Street
Portsmouth, NH
(Main Office of the Bank and
adjacent drive-in parking
facilities).................                Owned                 $583,398
Fern Avenue
and Route 1
North Hampton, NH...........                Owned                  141,578
Ocean Road
and Route 33
Greenland, NH...............                Owned                  101,353
                                                                  --------
Total                                                             $826,329
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

                               EXECUTIVE OFFICERS

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

         Rodney D. Pridham joined Portsmouth Savings Bank in June, 1957, and since then, has held several management positions. In January 1985, Mr. Pridham was elected Senior Vice President-Mortgages, as well as acting as Personnel Officer.

         William H. Little joined Portsmouth Savings Bank in June, 1971 and served in various management capacities. In November 1988, Mr. Little was elected Vice President and Treasurer supervising overall Bank operations.

         Donald H. Sargent joined Portsmouth Savings Bank in February 1988 and was elected Vice President-Finance. In January 1990, he was elected Senior Vice President-Finance. From 1972 to February 1988, Mr. Sargent served in various officer capacities with Amoskeag Savings Bank and Amoskeag Bank Shares, Inc.

         John J. Pratt, Jr. joined Portsmouth Savings Bank in February 1994 as Vice President-Commercial Loans. In April 1995, Mr. Pratt was elected Senior Vice President-Commercial Loans. Prior to coming to Portsmouth Savings Bank, he was employed by First National Bank of Portsmouth from January 1983 to February 1994. Most recently, he was a Senior Vice President serving in the Administrative and Loan Departments.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information required by this item regarding the Company's Common Stock appears under the heading "Market for the Company's Stock and Related Stockholder Matters" on page 1 of the Company's 1996 Annual Report to Stockholders, filed as Exhibit 13 hereto, which page is incorporated herein by reference. The payment of dividends by the Bank to Portsmouth is subject to certain regulatory restrictions. See "Regulations," Page 15.

ITEM 6. SELECTED FINANCIAL DATA

         The information required by this item is contained on page 11 of the Company's 1996 Annual Report to Stockholders, filed as Exhibit 13 hereto, which page is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item appears under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operation" on pages 5 through 11 of the Company's 1996 Annual Report to Stockholders, filed as Exhibit 13 hereto, which pages are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is contained on pages 12 through 35 of the Company's 1996 Annual Report to Stockholders, filed as Exhibit 13 hereto, which pages are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         On or before April 30, 1997, the information pertaining to Directors required by this item will either be incorporated by reference from the Company's definitive Proxy Statement-Prospectus for the Company's 1997 Meeting of Stockholders as filed with the Securities and Exchange Commission (the "Proxy Statement-Prospectus"), or will be provided pursuant to an amendment on Form 10-K/A.

ITEM 11. EXECUTIVE COMPENSATION

         On or before April 30, 1997, the information required by this item will either be incorporated by reference from the Company's definitive Proxy Statement-Prospectus for the Company's 1997 Meeting of Stockholders as filed with the Securities and Exchange Commission (the "Proxy Statement-Prospectus"), or will be provided pursuant to an amendment on Form 10-K/A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         On or before April 30, 1997, the information required by this item will either be incorporated by reference from the Company's definitive Proxy Statement-Prospectus for the Company's 1997 Meeting of Stockholders as filed with the Securities and Exchange Commission (the "Proxy Statement-Prospectus"), or will be provided pursuant to an amendment on Form 10-K/A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On or before April 30, 1997, the information required by this will either be incorporated by reference from the Company's definitive Proxy Statement-Prospectus for the Company's 1997 Meeting of Stockholders as filed with the Securities and Exchange Commission (the "Proxy Statement-Prospectus"), or will be provided pursuant to an amendment on Form 10-K/A.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      (1)      Index of Financial Statements: The following
                           financial Statements appear in response to item 8 of this Report on the pages indicated in the Company's
                           1996 Annual Report to Stockholders, filed as Exhibit
                           13 hereto, which pages are incorporated herein by reference.

                           Report of Independent Certified Accountants, page 12.

                           Consolidated Balance Sheets as of December 31, 1996 and 1995, page 13.

                           Consolidated Statements of Income for the Years Ended December 31, 1996, 1995 and 1994, page 14.

                           Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1996, 1995 and 1994, page 15.

                           Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994, page 16.

                           Notes to Consolidated Financial Statements, pages 18 through 35.


         (a)      (2)      Index of Financial Statement Schedules: Financial
                           Statement Schedules required by item 8 of this Report or as part of this item 14.

                           Schedule I - Indebtedness to Related Parties. The information required by this schedule is not material and is therefore not applicable.

         (c) Exhibits: Listed separately on Exhibit Index found on page page 32.

         (c)      (2)      Plan of Acquisition, Reorganization, Arrangement,
                           Liquidation or Succession:

                  (a) Agreement and Plan of Merger dated February 13, 1997, incorporated by reference from Exhibit 2 to CFX
                           Schedule 13D filed with the Securities and Exchange Commission on February 21, 1997 with respect to the common stock of Portsmouth (the "CFX Schedule 13D").

                  (b) Agreement and Plan of Reorganization dated February 13, 1997, incorporated by reference from Exhibit 3 to the CFX Schedule 13D.

                  (c) Plan of Share Exchange dated February 13, 1997, incorporated by reference from Exhibit 4 to the CFX
                           Schedule 13D.

                  (d) Stock Option Agreement dated February 13, 1997, incorporated by reference from Exhibit 1 to the CFX
                           Schedule 13D.

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

                  (c) Employment Agreement between Portsmouth Savings Bank and Robert W. Simpson; Split Dollar Agreement and Amendment thereto between Portsmouth Savings Bank and Robert W. Simpson; and Deferred Compensation Agreement between Portsmouth Savings Bank and Robert
                           W. Simpson, are each incorporated herein by reference to Item 16, Exhibit 10.3 to the Company's Registration Statement, registration number 33-18714, on Form S-1, filed with the Securities and Exchange Commission on November 25, 1987.

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

                  (g) Employment Agreement between Portsmouth Savings Bank, Portsmouth Bank Shares, Inc. and John J. Pratt, Jr. is attached hereto as Exhibit (c)(10)(g) to this Annual Report on Form 10-K.

         (c)      (11)     Computation of Per Share Earnings: The computation of
                           per share earnings is contained under the heading
                           "Consolidated Statements of Income" on page 12 of the Company's 1996 Annual

                           Report to Stockholders, filed as Exhibit 13 hereto, which page is incorporated herein by reference.

         (c)      (12)     Statements re Computation of Ratios: Not applicable,
                           as the Company does not have any debt securities or preferred stock registered under Section 12 of the Securities Exchange Act of 1934.

         (c)      (13)     Annual Report to Security Holders: The Company's 1996
                           Annual Report to Stockholders' is attached hereto as
                           Exhibit 13 to this Annual Report on Form 10-K.

         (c)      (21)     Subsidiaries of Registrant: As of March 15, 1997, the
                           Company had the following subsidiary:


               Name                               State of Incorporation
               ----                               ----------------------

      Portsmouth Savings Bank                     New Hampshire

                          SHATSWELL, MacLEOD & COMPANY
                          Certified Public Accountants

                                 83 Pine Street
                    West Peabody, MA 01960-3635(508)535-0206



                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

         We consent to the incorporation by reference in the registration statement of Portsmouth Bank Shares, Inc. and subsidiary on Form S-8 (File No. 33-24050) of our report dated January 13, 1997, except for Note 20, as to which the date is February 13, 1997, on our examination of the consolidated financial statement schedules of Portsmouth Bank Shares, Inc. and Subsidiary as of December 31, 1996 and 1995, and for each of the fiscal years ended December 31, 1996, 1995 and 1994, which report is incorporated by reference in this Annual Report on Form 10-K.



                                                        SHATSWELL, MacLEOD & CO.
W. Peabody, Massachusetts
March 28, 1997

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          PORTSMOUTH BANK SHARES, INC.

         By:/s/ Harry R. Hart                     By:/s/ Mark E. Simpson
            -----------------------------         ------------------------------
            Harry R. Hart                            Mark E. Simpson
            President and                            Secretary and Treasurer
            Chief Executive Officer

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

     Signature                               Title                                  Date
     ---------                               -----                                  ----
/s/ Robert W. Simpson                  Chairman of the Board                   March 13, 1997
-----------------------                of Directors, Portsmouth                --------------
Robert W. Simpson                      Bank Shares, Inc.

/s/ Timothy J. Connors                 Director of Portsmouth                  March 13, 1997
-----------------------                Bank Shares, Inc.                       --------------
Timothy J. Connors

/s/ Harry R. Hart                      Director, President and                 March 13, 1997
-----------------------                Principal Executive Officer             --------------
Harry R. Hart                          and Financial Officer

/s/ Harry P. Jarvis                    Director of Portsmouth                  March 13, 1997
-----------------------                Bank Shares, Inc.                       --------------
Harry P. Jarvis

/s/ Duane L. Jellison                  Director of Portsmouth                  March 13, 1997
-----------------------                Bank Shares, Inc.                       --------------
Duane L. Jellison

/s/ M. Kevin MacLeod                   Director of Portsmouth                  March 13, 1997
-----------------------                Bank Shares, Inc.                       --------------
M. Kevin MacLeod

/s/ Mark E. Simpson                    Director, Secretary                     March 13, 1997
-----------------------                and Treasurer                           --------------
Mark E. Simpson

                                    EXHIBITS

(c)      (2)      Plan of Acquisition, Reorganization, Arrangement, Liquidation
                  or Succession:

                  (a) Agreement and Plan of Merger dated February 13, 1997, incorporated by reference from Exhibit 2 to CFX
                           Schedule 13D filed with the Securities and Exchange Commission on February 21, 1997 with respect to the common stock of Portsmouth (the "CFX Schedule 13D").

                  (b) Agreement and Plan of Reorganization dated February 13, 1997, incorporated by reference from Exhibit 3 to the CFX Schedule 13D.

                  (c) Plan of Share Exchange dated February 13, 1997, incorporated by reference from Exhibit 4 to the CFX
                           Schedule 13D.

                  (d) Stock Option Agreement dated February 13, 1997, incorporated by reference from Exhibit 1 to the CFX
                           Schedule 13D.

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

                  (c) Employment Agreement between Portsmouth Savings Bank and Robert W. Simpson; Split Dollar Agreement and Amendment thereto between Portsmouth Savings Bank and Robert W. Simpson; and Deferred Compensation Agreement between Portsmouth Savings Bank and Robert
                           W. Simpson, are each incorporated herein by reference to Item 16, Exhibit 10.3 to the Company's Registration Statement, registration number 33-18714, on Form S-1, filed with the Securities and Exchange Commission on November 25, 1987.

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

                  (g) Employment Agreement between Portsmouth Savings Bank, Portsmouth Bank Shares, Inc. and John J. Pratt, Jr. is attached hereto as Exhibit (c)(10)(g) to this Annual Report on Form 10-K.

         (11) Computation of Per Share Earnings: The computation of per share earnings is contained under the heading "Consolidated Statements of Income" on page 12 of the Company's 1996 Annual Report to Stockholders, filed as Exhibit 13 hereto, which page is incorporated herein by reference.

         (12) Statements re Computation of Ratios: Not applicable, as the Company does not have any debt securities or preferred stock registered under Section 12 of the Securities Exchange Act of 1934.

         (13) Annual Report to Security Holders: The Company's 1996 Annual Report to Stockholders'. (Filed by Amendment)

         (21) Subsidiaries of Registrant: As of March 15, 1997, the Company had the following subsidiary:


                           Name                     State of Incorporation
                           ----                     ----------------------

                  Portsmouth Savings Bank           New Hampshire