Form 10-Q
period 1997-03-31
PORTSMOUTH BANK SHARES INC
filed 1997-05-09
CIK 825534

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended                March 31, 1997
                  --------------------------------------------------------------

Commission file number           #0-16510
--------------------------------------------------------------------------------

                          PORTSMOUTH BANK SHARES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     New Hampshire                                               02-0417778
-----------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                              Identification No.)

 333 State Street, Portsmouth, New Hampshire                     03801
--------------------------------------------                   ----------
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

Common Stock, $.10 Par Value -- 5,872,334 shares as of March 31, 1997
---------------------------------------------------------------------

                 FORM 10Q QUARTERLY REPORT -- TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                            Page
------------------------------

Item 1.   Financial Statements
          Consolidated Balance Sheets - March 31, 1997
          and December 31, 1996                                             3

          Consolidated Statements of Income - Three
          months ended March 31, 1997 and 1996                              4

          Consolidated Statements of Changes in
          Stockholders' Equity - March 31, 1997
          and December 31, 1996                                             5

          Consolidated Statements of Cash Flows - Three
          months ended March 31, 1997 and 1996                              6

          Notes to Consolidated Financial Statements -
          March 31, 1997                                                    8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    10

PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings                                                16

Item 2.   Changes in Securities                                            16

Item 3.   Defaults Upon Senior Securities                                  16

Item 4.   Submission of Matters to a Vote                                  16

Item 5.   Other Information                                                16

Item 6.   Exhibits and Reports on Form 8-K                                 16

SIGNATURES                                                                 17
----------

                         Part I - Financial Information
                   Portsmouth Bank Shares, Inc. and Subsidiary
                           Consolidated Balance Sheets

---------------------------------------------------------------------------------

                                                           March 31,    Dec. 31,
                                                              1997         1996
                                                           --------   ----------
                                                                 (Unaudited)
                                                               (In thousands)
ASSETS
Cash and due from banks                                     $ 6,107     $  6,149
Interest-bearing deposits with
  the Federal Home Loan Bank                                 44,752       53,983
Investment securities:
  Held-to-maturity (market value $21,326 at March 31,        21,504       12,013
    1997 and $11,984 at December 31, 1996)
  Available-for-sale (at market)                             86,698       93,291
Loans (Note 2)                                               98,637      101,416
  Less:  Unearned income                                       (670)        (687)
         Allowance for loan losses (Note 3)                    (688)        (687)
                                                           --------     --------
         Net loans                                           97,279      100,042
Premises and equipment                                          890          886
Other real estate owned (Note 4)                                100          100
Other assets                                                  5,591        5,105
                                                           --------     --------
TOTAL ASSETS                                               $262,921     $271,569
                                                           ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Non-interest bearing                                      $ 3,575     $  4,378
  Interest bearing                                          190,515      193,770
                                                           --------     --------
    Total deposits                                          194,090      198,148
Other liabilities                                             2,765        7,344
                                                           --------     --------

TOTAL LIABILITIES                                           196,855      205,492
SHAREHOLDERS' EQUITY:
Preferred stock, par value $.10 per share-
  authorized but unissued 15,000,000 shares
Common stock, par value $.10 per share-
  authorized 25,000,000 shares;
  issued 6,657,184 shares in 1997 & 6,496,271 in 1996
  outstanding shares - 5,872,334 in 1997 &
  5,711,421 in 1996                                             666          650
Paid-in capital                                              35,416       33,423
Retained earnings                                            35,955       37,097
Net unrealized holding gain on AFS securities                   393        1,271
                                                           --------     --------
                                                             72,430       72,441
Less:  Cost of Treasury Stock: 1997-784,850 shares
                               1996-784,850 shares          (6,364)      (6,364)
                                                           --------     --------
           Total Shareholders' Equity                        66,066       66,077
                                                           --------     --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $262,921     $271,569
                                                           ========     ========
Book value per share                                       $  11.25    *$  11.34
                                                           ========     ========

(see notes to consolidated financial statements)

* Adjusted for a 2% stock dividend issued March 15, 1997

                   Portsmouth Bank Shares, Inc. and Subsidiary
                        Consolidated Statements of Income

--------------------------------------------------------------------------------

                                                          Three Months Ended
                                                          March 31 (Unaudited)
                                                             (In thousands)

                                                           1997         1996
                                                           ----         ----
Interest and dividend income:
  Interest and fees on loans                              $1,965       $1,723
  Interest on investment securities:
      Taxable                                              1,490        1,693
      Tax exempt                                               4           26
  Other interest                                             821          778
  Dividends on marketable equity securities                  300          279
                                                          ------       ------
      Total interest and dividend income                   4,580        4,499

Interest expense                                           1,995        2,008
                                                          ------       ------

      Net interest and dividend income                     2,585        2,491


Provision for loan losses                                      0            0
                                                          ------       ------
      Net interest and dividend income
      after provision for loan losses                      2,585        2,491
                                                          ------       ------

Other income:
  Service charges on deposit accounts                         69           66
  Investment securities gains                                166          488
  Gain (Loss) on sale of OREO                                  0         (24)
  Other                                                        7            4
                                                          ------       ------
                                                             242          534
                                                          ------       ------

Other expense:
  Salaries and employee benefits                             551          488
  Occupancy expense                                           86          117
  Other                                                      251          316
                                                          ------       ------
                                                             888          921
                                                          ------       ------

Income before income taxes                                 1,939        2,104
Income taxes                                                 431          643
                                                          ------       ------

      Net income:                                         $1,508       $1,461
                                                          ======       ======

  Earnings per share                                      $ 0.26      *$ 0.25
  Dividends declared                                        0.15      *  0.15
                                                          ======      =======

(see notes to consolidated financial statements)

*Adjusted for a 2% stock dividend issued March 15, 1997

                   Portsmouth Bank Shares, Inc. and Subsidiary
           Consolidated Statements of Changes in Stockholders' Equity

                                 March 31, 1997
                                 (In thousands)
                                   (Unaudited)

                                                                                         Net
                                                                                     Unrealized
                                                                                       Holding
                                          Common   Paid-in    Retained    Treasury   Gain (Loss)
                                          Stock    Capital    Earnings     Stock      AFS Secur
                                          -----    -------    --------     -----      ---------

Balance, December 31, 1995............    $636     $31,646     $37,696     $(5,781)    $ 3,578
Net income............................                           5,957
Issuance of common stock..............       3         108
Purchase of treasury stock............                                        (583)
Dividends declared ($.85 per share)                             (4,869)
Stock dividend declared...............      11       1,669      (1,687)
Change in net unrealized holding gain
 (loss) on AFS securities.............                                                  (2,307)
                                          ----     -------     -------     -------     -------
Balance, December 31, 1996............     650      33,423      37,097      (6,364)      1,271
Net income............................                           1,508
Issuance of common stock..............       5         242
Dividends declared ($.15 per share)                               (880)
Stock dividend declared...............      11       1,751      (1,770)
Change in net unrealized holding gain
 (loss) on AFS securities.............                                                    (878)
                                          ----     -------     -------     -------     -------
Balance, March 31, 1997...............    $666     $35,416     $35,955     $(6,364)    $   393
                                          ====     =======     =======     =======     =======


                   Portsmouth Bank Shares, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                      For the Three Months Ended March 31,


                                                         1997          1996
                                                         ----          ----
                                                            (Unaudited)
                                                           (In thousands)

Cash flows from operating activities:

  Net income                                          $  1,508       $ 1,461

  Adjustments to reconcile net income to net cash provided by operating activities:

    Increase in cash surrender value                       (29)          (38)
    Depreciation and amortization                            8            14
    Increase in taxes payable                              345           481
    (Increase) decrease in interest receivable            (309)            6
    Increase in interest payable                             2             1
    Increase in accrued expenses                            15            19
    Increase in prepaid expenses                           (81)          (68)
    Increase in other liabilities                           37           455
    Increase in other assets                               (28)         (586)
    Amortization of securities, net of accretion            95           140
    Net gain on sales of securities available-
     for-sale                                             (166)         (488)
    Change in unearned income                              (17)          (10)
    Deferred compensation                                  (22)          (19)
    Provision for loan loss                                  0             0
    Loss on sales of other real estate owned                 0            24
                                                      --------       -------

    Net cash provided by operating activities         $  1,358       $ 1,392
                                                      --------       -------
Cash flows from investing activities:

  Proceeds received from sales of other
   real estate owned                                         0            57
  Purchases of securities available-for-sale            (8,492)       (9,782)
  Purchases of securities held-to-maturity             (14,498)       (8,503)
  Sales of securities available-for-sale                 5,789         6,926
  Maturities of securities available-for-sale            3,500        13,500
  Maturities of securities held-to-maturity              5,000         7,760
  Recoveries of loans previously charged off                 1             0
  Net decrease (increase) in loans                       2,779        (5,390)
  Capital expenditures                                     (12)           (5)
                                                      --------       -------

  Net cash provided by (used in) investing
   activities                                           (5,933)        4,563
                                                      --------       -------

                   Portsmouth Bank Shares, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                      For the Three Months Ended March 31,
                                   (Continued)

                                                      1997          1996
                                                      ----          ----
                                                           (Unaudited)
                                                         (In thousands)

Cash flows from financing activities:

  Proceeds from sale of common stock                    247            10
  Purchase of treasury stock                              0             0
  Net increase (decrease) in NOW
   and savings accounts                              (1,717)          119
  Net increase (decrease) in time deposits           (2,340)          610
  Dividends paid                                       (880)         (861)
  Fractional shares paid in cash                         (8)           (7)
                                                    -------       -------
  Net cash provided by (used in)
   financing activities                              (4,698)         (129)
                                                    -------       -------

  Net increase (decrease) in cash and cash
   equivalents                                       (9,273)        5,826
  Cash and cash equivalents at beginning of
   period                                            60,132        60,924
                                                    -------       -------
  Cash and cash equivalents at end of period        $50,859       $66,750
                                                    =======       =======

Supplemental disclosures:

  Loans transferred to other real estate owned      $     0       $   167
  Origination of loans for sales of other real
   owned                                                  0           518
  Interest paid                                       1,993         2,007
  Income taxes paid                                      86           162


                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 1 - BASIS OF PRESENTATION:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instruction to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete annual financial statement presentation.

     In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of Portsmouth Bank Shares, Inc. and subsidiary as of March 31, 1997 and December 31, 1996 and the results of its operations for the three months ended March 31, 1997 and 1996. All adjustments are of a normal recurring nature. Results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire year.

Note 2 - LOANS BY CATEGORIES (in thousands):

                                         March 31,   December 31,
                                            1997         1996
                                         ---------   ------------
Real estate - mortgage                    $80,722      $ 80,500
Real estate - construction                  1,371         1,276
Commercial                                 10,539        13,462
Installment loans to individuals            6,005         6,178
                                          -------      --------
                                          $98,637      $101,416
                                          =======      ========

Note 3 - ALLOWANCE FOR LOAN LOSSES - Changes in the allowance for loan losses were as follows (in thousands):

                                    March 31,
                                      1997
                                    ---------

Balance at January 1                  $687
Provision for loan losses                0
Loans charged off                        0
Loan recoveries                          1
                                      ----
Balance at March 31, 1997             $688
                                      ====

Note 4 - OTHER REAL ESTATE OWNED:

     Real estate acquired by the Bank as a result of foreclosure or insubstance foreclosure amounted to $100,000 on two properties, at March 31, 1997.

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


NONACCRUAL, PAST DUE, AND RESTRUCTURED LOANS


The following schedule summarizes Portsmouth's nonaccrual, past due, and restructured loans.

                          March 31,   December 31,
                            1997          1996
                          ---------   ------------

Nonaccrual Loans:
  Commercial                $155          $155
  Residential                300           421
                            ----          ----
  Total                     $455          $576
Accruing loans past
due 90 days or more          441           347
Restructured loans             0             0


     Management's policy is to, on a monthly basis, review loans that are 90 days past due to determine the future collectibility of both principal and interest. When income is determined to be uncollectible, the loan is put on a nonaccrual status.

     As of March 31, 1997 there were no potential problem loans which management reasonably expects will materially impact future operating results, liquidity or capital resources, or represent material credits which causes management to have serious doubts as to the ability of the borrower to comply with the loan repayment terms. There were no loan concentrations exceeding 10% of total loans.

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

FINANCIAL CONDITION
-------------------

     Balance sheet footings amounted to $262,921,000 at March 31, 1997, compared to $271,569,000 on December 31, 1996, a decrease of $8,648,000. Investment securities of $4.5 million acquired in December of 1996, funded in January of 1997, and a net decrease in deposits of $4.1 million to $194,090,000 comprise this decrease.

     The Bank's liquidity remains strong at March 31, 1997. Deposits at the Federal Home Loan Bank amounted to $44,752,000 and investments in U.S. Treasuries stood at $36,825,000 for a total of $81,577,000.

     Shareholders' equity totaled $66,066,000 or 25.1% of total assets at March 31, 1997. Management is not aware of any trends, events or uncertainties that will have or that are reasonably likely to have material effect on the company's liquidity, capital resources or results of operations.

RESULTS OF OPERATIONS:
----------------------

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 AND 1996
--------------------------------------------------------

     Net income for the current quarter totaled $1,508,000 or $.26 per share compared to $1,461,000 or $.25 per share for the 1996 first quarter, after adjustment for the two-percent stock dividend issued in March, 1997.

     Net interest income amounted to $2,585,000 for the current period compared to $2,491,000 for the 1996 first quarter, an increase of $94,000 or 3.8%. This increase is attributable to an increase in average loans of $13,503,000, partially offset by a 25 basis point decrease in the yield to 8.64%, as the competition for loans intensified. The yield on average taxable investment securities increased 17 basis points to 7.31% however, average outstanding balances decreased $12,653,000 as more investment funds were channeled into loans to meet local community needs. Total interest-bearing liability costs stabilized reflecting an increase of only $13,000. The net interest spread increased 14 basis points to 3.15% at March 31, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS. (CONTINUED)
-----------------------


     There was no provision for loan losses in the current quarter nor for the quarter ended March 31, 1996. The zero provision for 1997 reflects management's judgment of the adequacy of the loan loss reserve and current market conditions. Management is not aware of any trends or uncertainties which would materially impact results of future operations.

     Other income amounted to $242,000, a decrease of $292,000 compared to $534,000 for March 31, 1996. Investment securities gains decreased $322,000, partially offset by the loss of $24,000 from the sale of other real estate owned. Other expense totaled $888,000 at March 31, 1997, compared to $921,000 for the comparable 1996 quarter, a decrease of $33,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS. (CONTINUED)
-----------------------

     The following average balance sheets present for the periods indicated the total dollar amount of interest income from earning assets and the resultant yields as well as the interest paid on interest-bearing liabilities, expressed both in dollars and rates:

                                                            Quarter Ended March 31,
                                 --------------------------------------------------------------------------
                                               1997                                      1996
                                 --------------------------------     -------------------------------------
                                  Average                 Yield/      Average                        Yield/
                                  Balance     Interest     Rate       Balance         Interest        Rate
                                  -------     --------     ----       -------         --------        ----
                                                         (dollars in thousands)

Interest-earning assets:
  Loans....................      $ 90,995      $1,965      8.64%      $ 77,492         $1,723         8.89%
  Interest-bearing
    deposits with other
    banks..................        64,849         821      5.06%        61,662            778         5.05%
  Taxable investment
    securities.............        97,890       1,790      7.31%       110,543          1,972         7.14%
  Tax-exempt investment
    securities.............           389           4      4.11%         2,618             26         3.97%
                                 --------      ------                 --------         ------
Total interest-earning
  assets...................       254,123       4,580      7.21%       252,315          4,499         7.13%
Non-interest-earning
  assets...................         9,696                                9,377
                                 --------                             --------
    Total..................      $263,819                             $261,692
                                 ========                             ========
Interest-bearing
  liabilities:
    Regular savings........      $ 45,131         301      2.67%      $ 46,362            311         2.68%
    NOW accounts...........        24,022          96      1.60%        22,279             95         1.71%
    Money market
      accounts.............        23,569         183      3.11%        24,657            192         3.11%
    Time certificates of
      deposit..............       103,784       1,369      5.28%       101,397          1,363         5.38%
    Other interest expense.             0          46                        0             47
                                 --------      ------                  -------         ------
    Total interest-bearing
      liabilities..........       196,506       1,995      4.06%       194,695          2,008         4.13%
Non-interest-bearing
  liabilities..............         2,509                                2,759
Net worth..................        64,804                               64,238
                                 --------                             --------
    Total..................      $263,819                             $261,692
                                 ========      ------      ----       ========         ------         ----
Net interest income/
  interest rate spread.....                    $2,585      3.15%                       $2,491         3.01%
                                               ======      ====                        ======         ====
Net earning balance/net
  yield on interest-earning
  assets...................      $ 57,617                  4.07%      $ 57,620
                                                                                                      3.95%

-----------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS. (CONTINUED)
-----------------------

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

     Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to achieve consistent growth of net interest income through periods of changing interest rates. To accomplish rate sensitivity management requires maintaining an appropriate balance between interest sensitive assets and liabilities. At March 31, 1997, the Company's one year interest rate sensitivity cumulative gap position is asset sensitive 23.2%, as a percent of total earning assets.

The following table depicts the Company's interest rate sensitivity at March 31, 1997.


                                                              Sensitivity Period
                                  --------------------------------------------------------------------------
                                                                                        Beyond
                                  0-3 mos.     6 mos.       1 year       1-3 years      3 years        Total
                                  --------    -------       ------       ---------      -------        -----
                                                            (dollars in thousands)
Interest earning assets:
    Loans....................    $ 20,375     $ 9,103      $  6,890      $  9,194       $53,075      $ 98,637

    Investments..............      83,260       9,000         9,517         7,468        43,069       152,314
                                 --------     -------      --------      --------       -------      --------
      Total..................    $103,635     $18,103      $ 16,407      $ 16,662       $96,144      $250,951
                                 ========     =======      ========      =======        =======      ========
Interest-bearing liabilities:
    Deposits.................    $ 16,954     $25,750      $ 37,197      $ 55,014       $59,175      $194,090
                                 ========     =======      ========      ========       =======      ========
Period sensitivity gap.......    $ 86,681     $(7,647)     $(20,790)     $(38,352)      $36,969       $56,861
Cumulative sensitivity gap...    $ 86,681     $79,034      $ 58,244      $ 19,892       $56,861       $56,861
Cumulative sensitivity gap as
    a percent of earning
    assets...................        34.5%       31.5%         23.2%          7.9%         22.7%


     All categories of interest earning assets and that portion of interest-bearing liabilities classed as certificates of deposits ($102,483) are scheduled based on each items individual contracted maturity or the next interest rate repricing date. The remaining interest-bearing deposits are spread through the various sensitivity periods based on assumptions by management of activity relating to new and run-off of account balances.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS. (CONTINUED)
-----------------------

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

                                 Capital Ratios
                                 --------------

                                         Minimum
                                         Regulatory         Portsmouth
                                         Capital         Bank Shares, Inc.
                                         Level          12/31/96   3/31/97
                                         -----          --------   -------

Leveraged Capital                        4.0%             24.0%     25.0%

Total Capital (sum of Tier 1 and         8.0%             58.6%     60.4%
Tier 2 capital) to Risk Weighted
Assets

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS. (CONTINUED)
-----------------------

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

     The Company is not under any regulatory restrictions regarding retained earnings available for distribution. At March 31, 1997 all of the retained earnings, $35.4 million, could be distributed in accordance with Rule 4-08 (e)
(1) of Regulation S-X.

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

                  a)  Not Applicable

                  b)  Not Applicable

                                    SIGNATURE
                                    ---------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Portsmouth Bank Shares, Inc., the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PORTSMOUTH BANK SHARES, INC.



Date: May 6, 1997                          By: /s/ Harry R. Hart
                                               ---------------------------------
                                                        Harry R. Hart, President
                                                     and Chief Executive Officer
                                                   (Principal Financial Officer)