Form 10-Q
period 1997-06-30
PORTSMOUTH BANK SHARES INC
filed 1997-08-13
CIK 825534

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended                JUNE 30, 1997
                  -------------------------------------------------------------

Commission File Number            #0-16510
-------------------------------------------------------------------------------

                          PORTSMOUTH BANK SHARES, INC.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)


     New Hampshire                                              02-0417778
-----------------------------------                       -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization                             Identification No.)

  333 STATE STREET, PORTSMOUTH, NEW HAMPSHIRE                        03801
---------------------------------------------------                ---------
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

COMMON STOCK, $.10 PAR VALUE -- 5,907,242 SHARES AS OF JUNE 30, 1997
--------------------------------------------------------------------

                 FORM 10Q QUARTERLY REPORT -- TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                           Page
------  ----------------------

Item 1.     Financial Statements
            Consolidated Balance Sheets - June 30, 1997
            and December 31, 1996                                         3

            Consolidated Statements of Income -
            Three and six months ended
            June 30, 1997 and 1996                                        4

            Consolidated Statements of Changes in
            Stockholders' Equity - June 30, 1997
            and December 31, 1996                                         5

            Consolidated Statements of Cash Flows - Six
            months ended June 30, 1997 and 1996                           6

            Notes to Consolidated Financial Statements -
            June 30, 1997                                                 8

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                10

PART II - OTHER INFORMATION
---------------------------

Item 1.     Legal Proceedings                                            17

Item 2.     Changes in Securities                                        17

Item 3.     Defaults Upon Senior Securities                              17

Item 4.     Submission of Matters to a Vote                              17

Item 5.     Other Information                                            17

Item 6.     Exhibits and Reports on Form 8-K                             17

SIGNATURES                                                               18
----------

                         Part I - Financial Information
                   Portsmouth Bank Shares, Inc. and Subsidiary
                           Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                  June 30,         Dec. 31,
                                                                    1997             1996
                                                                    ----             ----
                                                                        (Unaudited)
ASSETS                                                                 (In thousands)
Cash and due from banks                                          $  7,161         $  6,149
Interest-bearing deposits with
  the Federal Home Loan Bank                                       39,858           53,983
Investment securities:
  Held-to-maturity (market value $29,271 at June 30,               29,302           12,013
    1997 and $11,984 at December 31, 1996)
  Available-for-sale (at market)                                   87,201           93,291
Loans (Note 2)                                                     90,711          101,416
  Less:  Unearned income                                             (662)            (687)
         Allowance for loan losses (Note 3)                          (687)            (687)
                                                                 --------         --------
         Net loans                                                 89,362          100,042
Premises and equipment                                                887              886
Other real estate owned (Note 4)                                       96              100
Other assets                                                        5,586            5,105
                                                                 --------         --------
TOTAL ASSETS                                                     $259,453         $271,569
                                                                 ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Non-interest bearing                                           $  4,425         $  4,378
  Interest bearing                                                185,444          193,770
                                                                 --------         --------
    Total deposits                                                189,869          198,148
Other liabilities                                                   2,293            7,344
                                                                 --------         --------

TOTAL LIABILITIES                                                 192,162          205,492
SHAREHOLDERS' EQUITY:
Preferred stock, par value $.10 per share-
  authorized but unissued 15,000,000 shares
Common stock, par value $.10 per share-
  authorized 25,000,000 shares;
  issued 6,657,184 shares in 1997 & 6,692,092 in 1996
  outstanding shares - 5,872,334 in 1997 &
  5,711,421 in 1996                                                   669              650
Paid-in capital                                                    35,577           33,423
Retained earnings                                                  36,598           37,097
Net unrealized holding gain on AFS securities                         811            1,271
                                                                 --------         --------
                                                                   73,655           72,441
Less:  Cost of Treasury Stock: 1997-784,850 shares
                               1996-784,850 shares                 (6,364)          (6,364)
                                                                 --------         --------
           Total Shareholders' Equity                              67,291           66,077
                                                                 --------         --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $259,453         $271,569
                                                                 ========         ========
Book value per share                                             $  11.39        *$  11.34
                                                                 ========         ========

 (see notes to consolidated financial statements)
 * Adjusted for a 2% stock dividend issued March 15, 1997

                   Portsmouth Bank Shares, Inc. and Subsidiary
                        Consolidated Statements of Income

--------------------------------------------------------------------------------

                                                         Three Months Ended         Six Months Ended
                                                                      June 30 (Unaudited)
                                                                        (In thousands)

                                                         1997        1996          1997         1996
                                                         ----        ----          ----         ----
Interest and dividend income:
  Interest and fees on loans                           $1,886       $1,838        $3,828       $3,561
  Interest on investment securities:
      Taxable                                           1,834        1,635         3,347        3,328
      Tax exempt                                           36          120            40          146
  Other interest                                          564          705         1,385        1,483
  Dividends on marketable equity securities               306          236           606          515
                                                       ------       ------        ------       ------
      Total interest and dividend income                4,626        4,534         9,206        9,033
                                                       ------       ------        ------       ------

Interest expense                                        2,026        2,020         4,021        4,028
                                                       ------       ------        ------       ------

      Net interest and dividend income                  2,600        2,514         5,185        5,005


Provision for loan losses                                   0            0             0            0
                                                       ------       ------        ------       ------
      Net interest and dividend income
      after provision for loan losses                   2,600        2,514         5,185        5,005
                                                       ------       ------        ------       ------

Other income:
  Service charges on deposit accounts                      73           71           142          137
  Investment securities gains                             171          257           337          745
  Gain (Loss) on sale of OREO                               0           (4)            0          (28)
  Other                                                    23           16            30           20
                                                       ------       ------        ------       ------
                                                          267          340           509          874
                                                       ------       ------        ------       ------

Other expense:
  Salaries and employee benefits                          531          515         1,082        1,003
  Occupancy expense                                        80           80           166          197
  Other                                                   204          273           455          589
                                                       ------       ------        ------       ------
                                                          815          868         1,703        1,789
                                                       ------       ------        ------       ------

Income before income taxes                              2,052        1,986         3,991        4,090
Income taxes                                              524          551           955        1,194
                                                       ------       ------        ------       ------

      Net income:                                      $1,528       $1,435        $3,036       $2,896
                                                       ======       ======        ======       ======

  Earnings per share                                   $ 0.26      *$ 0.25        $ 0.52      *$ 0.50
  Dividends declared                                     0.15         0.15          0.30         0.30
                                                       ======       ======        ======       ======

(see notes to consolidated financial statements)
*Adjusted for a 2% stock dividend issued March 15, 1997

                   Portsmouth Bank Shares, Inc. and Subsidiary
           Consolidated Statements of Changes in Stockholders' Equity

                                  June 30, 1997
                                 (In thousands)
                                   (Unaudited)



                                                                                                      Net
                                                                                                  Unrealized
                                                                                                    Holding
                                            Common     Paid-in       Retained       Treasury      Gain (Loss)
                                            Stock      Capital       Earnings         Stock        AFS Secur
                                            ------     -------       --------       --------      -----------

Balance, December 31, 1995                  $636       $31,646       $37,696        $(5,781)       $ 3,578
Net income                                                             5,957
Issuance of common stock                       3           108
Purchase of treasury stock                                                             (583)
Dividends declared ($.85 per share)                                   (4,869)
Stock dividend declared                       11         1,669        (1,687)
Change in net unrealized holding gain
 on AFS securities                                                                                  (2,307)
                                            ----       -------       -------        -------        -------
Balance, December 31, 1996                   650        33,423        37,097         (6,364)         1,271
Net income                                                             3,036
Issuance of common stock                       8           403
Dividends declared ($.30 per share)                                   (1,765)
Stock dividend declared                       11         1,751        (1,770)
Change in net unrealized holding gain
 on AFS securities                                                                                    (460)
                                            ----       -------       -------        -------        -------
Balance, June 30, 1997                      $669       $35,577       $36,598        $(6,364)       $   811
                                            ====       =======       =======        =======        =======

                   Portsmouth Bank Shares, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                        For the Six Months Ended June 30,


                                                          1997           1996
                                                          ----           ----
                                                              (Unaudited)
                                                             (In thousands)

Cash flows from operating activities:
  Net income                                           $  3,036        $  2,896

  Adjustments to reconcile net income to net cash provided by operating activities:

    Increase in cash surrender value                        (67)            (68)
    Depreciation and amortization                            17              28
    Increase (decrease) in taxes payable                   (132)             12
    (Increase) decrease in interest receivable             (298)            291
    Increase in interest payable                              4               4
    Decrease in accrued expenses                            (28)            (11)
    Increase in prepaid expenses                            (18)            (13)
    Decrease in other liabilities                           322             (20)
    Decrease in other assets                               (565)              0
    Amortization of securities, net of accretion            188             358
    Net gain on sales of securities available-
     for-sale                                              (337)           (745)
    Change in unearned income                               (25)              1
    Deferred compensation                                   (20)            (41)
    Provision for loan losses                                 0               0
    Loss on sales of other real estate owned                  0              28
                                                       --------        --------

    Net cash provided by operating activities          $  2,077        $  2,720
                                                       --------        --------

Cash flows from investing activities:
  Proceeds received from sales of other
   real estate owned                                          0              16
  Purchases of securities available-for-sale            (17,481)        (14,647)
  Purchases of securities held-to-maturity              (26,280)        (19,304)
  Sales of securities available-for-sale                  6,020           7,643
                                                       --------        --------
  Maturities of securities available-for-sale            12,500          15,500
  Maturities of securities held-to-maturity               9,000          16,570
  Recoveries of loans previously charged off                  1               0
  Net (increase) decrease in loans                       10,708          (8,231)
  Capital expenditures                                      (18)            (30)
                                                       --------        --------

  Net cash provided by (used in) investing
   activities                                            (5,550)         (2,483)
                                                       --------        --------

                   Portsmouth Bank Shares, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                       For the Three Months Ended June 30,
                                   (Continued)



                                                         1997           1996
                                                         ----           ----
                                                             (Unaudited)
                                                           (In thousands)

Cash flows from financing activities:
  Proceeds from sale of common stock                      411              10
  Net increase (decrease) in NOW
   and savings accounts                                (4,582)          1,690
  Net increase (decrease) in time deposits             (3,696)            216
  Dividends paid                                       (1,765)         (1,721)
  Fractional shares paid in cash                           (8)             (7)
                                                     --------        --------
  Net cash provided by (used in)
   financing activities                                (9,640)            188
                                                     --------        --------

  Net increase (decrease) in cash and cash
   equivalents                                        (13,113)            425
  Cash and cash equivalents at beginning of
   period                                              60,132          60,924
                                                     --------        --------
  Cash and cash equivalents at end of period         $ 47,019        $ 61,349
                                                     ========        ========

Supplemental disclosures:

  Loans transferred to other real estate owned       $      0        $    167
  Origination of loans for sales of other real
   owned                                                    0             723
  Interest paid                                         4,017           4,024
  Income taxes paid                                     1,087           1,182


                   Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------


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

     In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of Portsmouth Bank Shares, Inc. and subsidiary as of June 30, 1997 and December 31, 1996 and the results of its operations for the six months ended June 30, 1997 and 1996. All adjustments are of a normal recurring nature. Results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire year.

Note 2 - LOANS BY CATEGORIES (in thousands):



                                       June 30,      December 31,
                                         1997            1996
                                      ---------     -------------
Real estate - mortgage                 $82,293        $ 80,500
Real estate - construction               1,482           1,276
Commercial                                 545          13,462
Installment loans to individuals         6,391           6,178
                                       -------        --------
                                       $90,711        $101,416
                                       =======        ========

Note 3 - ALLOWANCE FOR LOAN LOSSES - Changes in the allowance for loan losses were as follows (in thousands):



                                      June 30,
                                        1997
                                    ----------
Balance at January 1                   $687
Provision for loan losses                 0
Loans charged off                         1
Loan recoveries                           1
                                       ----
Balance at June 30, 1997               $687
                                       ====

Note 4 - OTHER REAL ESTATE OWNED:

     Real estate acquired by the Bank as a result of foreclosure or insubstance foreclosure amounted to $96,000 on two properties, at June 30, 1997.

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




NONACCRUAL, PAST DUE, AND RESTRUCTURED LOANS


The following schedule summarizes Portsmouth's nonaccrual, past due, and restructured loans.


                        June 30,   December 31,
                          1997        1996
                        --------   ------------
Nonaccrual Loans:
  Commercial              $155        $155
  Residential              287         421
  Other                     13           0
                          ----        ----
  Total                   $455        $576
Accruing loans past
due 90 days or more        743         347
Restructured loans           0           0


     Management's policy is to, on a monthly basis, review loans that are 90 days past due to determine the future collectibility of both principal and interest. When income is determined to be uncollectible, the loan is put on a nonaccrual status.

     As of June 30, 1997 there were no potential problem loans which management reasonably expects will materially impact future operating results, liquidity or capital resources, or represent material credits which causes management to have serious doubts as to the ability of the borrower to comply with the loan repayment terms. There were no loan concentrations exceeding 10% of total loans.

ITEM 2.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
GENERAL

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

FINANCIAL CONDITION

     At June 30, 1997, the Company's total assets were $259,453,000 compared to $271,569,000 at December 31, 1996, a decrease of $12,116,000. Changes in earning assets are as follows: Net loans decreased $10,600,000, however, commercial paper totaling $12,000,000 matured in January of 1997, resulting in an actual net increase of $1,400,000. Interest-bearing deposits with the Federal Home Loan Bank decreased $14,000,000, partially offset by an increase in investment securities of $11,200,000.

     Deposits stood at $189,869,0000 at June 30, 1997 compared to $198,148,000 at December 31, 1996, a decrease of $8,279,000 as depositors sought higher yields from non-banking entities. Day of deposit accounts decreased $4,636,000 and certificates of deposit $3,643,000.

     The Bank's liquidity position remains strong. The primary sources of liquidity are the deposits at the Federal Home Loan Bank of $39,858,000 and investments in U.S. Treasury securities of $39,101,000 on June 30, 1997.

     Shareholders equity amounted to $67,291,000 at June 30, 1997 or 25.0% of total assets, compared to $66,177,000 or 25.4% of total assets, December 31, 1996. The adjustment for net unrealized holding gain on AFS securities at June 30, 1997 resulted in an increase of $460,000 in shareholders equity. Management is not aware of any trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the company's liquidity, capital resources or results of operations.

RESULTS OF OPERATIONS:

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 AND 1996

     The Company earned $3,036,000 or $.52 per share for the six months ended June 30, 1997 compared to $2,896,000 or $.50 per share for the 1996 comparable period, after adjustment for a two percent stock dividend paid in March 15, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

     Net interest income totaled $5,185,000 for the current period compared to $5,005,000 for the 1996 six month period, an increase of $180,000. This increase is due to a higher yield on average earning assets while the rate paid on average interest-bearing liabilities remained constant. The yield on average taxable investment securities increased 26 basis points to 7.49% primarily from purchases of callable government agency paper. The reduction in the yield on average loans is due in part to the purchase of commercial paper at short-term money market rates. The interest rate spread for the six months of 1997 amounted to 3.17%, an increase of 17 basis points over the 1996 comparable period.

     There was no loan loss provision for the six months ended June 30, 1997 or 1996. The zero provision for 1997 and 1996 reflects management's judgment of the adequacy of the loan loss reserve and current market conditions. Management is not aware of any trends or uncertainties which would materially impact results of future operations.

     Other income amounted to $509,000 for June 30, 1997, a decrease of $365,000 over the 1996 comparable period. This decrease is primarily the result of a reduction in investment securities gains realized during the current period of $408,000, partially offset by a non-recurring loss on the sale of OREO of $28,000. Other expense decreased $83,000 compared to the 1996 total of $1,787,000.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 AND 1996

     Net income for the current quarter totaled $1,528,000 or $.26 per share compared to $1,435,000 or $.25 per share for the 1996 comparable quarter.

     Net interest income amounted to $2,600,000 for the June 1997 quarter compared to $2,514,000 for the June 1996 quarter, an increase of $86,000. This increase is due primarily to the improved yield on average taxable investment securities as well as the increase in the average balance. The increase in average loans is due in part to purchases of commercial paper which yield short-term money market rates thereby causing the average yield on loans to decrease. Total average interest-bearing liabilities declined $6,495,000 which offset the increase in the average rate paid of 15 basis points. The decline in average balance on interest-bearing deposits reflects the depositors desire for a higher yield, particularly in day of deposit accounts.

     There was no provision for loan losses in the current quarter nor for the quarter ended June 30, 1996. The zero provision for 1997 reflects management's judgment of the adequacy of the loan loss reserve and current market conditions. Management is not aware of any trends or uncertainties which would materially impact results of future operations.

     Other income decreased $73,000 in the current quarter to $267,000. The decline in investment securities gains of $86,000 accounted for this decline partially offset by other increases of $13,000. Other expense totaled $815,000 at June 30, 1997, a decrease of $53,000 or 6.1% compared to June 30, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

     The following average balance sheets present for the periods indicated the total dollar amount of interest income from earning assets and the resultant yields as well as the interest paid on interest-bearing liabilities, expressed both in dollars and rates:

                                                         Six Months Ended June 30,
                                 --------------------------------------------------------------------------
                                              1997                                     1996
                                 ----------------------------------     -----------------------------------
                                   Average                   Yield/       Average                    Yield/
                                   Balance      Interest      Rate        Balance       Interest      Rate
                                   -------      --------      ----        -------       --------      ----
                                                          (dollars in thousands)
Interest-earning assets:
  Loans ...................       $ 91,220       $3,828       8.39%       $ 81,514       $3,561       8.74%
  Interest-bearing
    deposits with other
    banks .................         52,680        1,385       5.26%         58,236        1,483       5.09%
  Taxable investment
    securities ............        105,580        3,953       7.49%        106,276        3,843       7.23%
  Tax-exempt investment
    securities ............          2,124           40       3.77%          7,602          146       3.84%
                                  --------       ------                   --------       ------
Total interest-earning
  assets ..................        251,604        9,206       7.32%        253,628        9,033       7.12%
Non-interest-earning
  assets ..................         10,344                                   9,194
                                  --------                                --------
    Total .................       $261,948                                $262,822
                                  ========                                ========
Interest-bearing
  liabilities:
    Regular savings .......       $ 44,343          594       2.68%       $ 46,519          627       2.70%
    NOW accounts ..........         23,991          192       1.60%         23,152          192       1.66%
    Money market
      accounts ............         23,155          361       3.12%         24,117          376       3.12%
    Time certificates of
      deposit .............        102,614        2,754       5.37%        101,828        2,739       5.38%
    Other interest expense               0          120                          0           94
                                  --------        -----                   --------       ------
    Total interest-bearing
      liabilities .........        194,103        4,021       4.14%        195,616        4,028       4.12%
Non-interest-bearing
  liabilities .............          2,509                                   2,663
Net worth .................         65,336                                  64,543
                                  --------                                --------
    Total .................       $261,948                                $262,822
                                  ========       ------       ----        ========       ------       ----
Net interest income/
  interest rate spread ....                      $5,185       3.17%                      $5,005       3.00%
                                                 ======       ====                       ======       ====
Net earning balance/net
  yield on interest-earning
  assets ..................       $ 57,501                    4.12%       $ 58,012                    3.95%

-----------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

     The following average balance sheets present for the periods indicated the total dollar amount of interest income from earning assets and the resultant yields as well as the interest paid on interest-bearing liabilities, expressed both in dollars and rates:



                                                                  Quarter Ended June 30,
                                  ---------------------------------------------------------------------------------------
                                                     1997                                           1996
                                  ---------------------------------------       -----------------------------------------
                                   Average                        Yield/        Average                          Yield/
                                   Balance        Interest         Rate         Balance          Interest         Rate
                                   -------        --------        ------        -------          --------        ------
                                                                   (dollars in thousands)
Interest-earning assets:
  Loans ......................    $ 91,468          $1,886         8.25%         $ 84,683          $1,838          8.68%
  Interest-bearing
    deposits with other
    banks ....................      40,705             564         5.54%           55,479             705          5.08%
  Taxable investment
    securities ...............     113,111           2,140         7.57%          102,212           1,871          7.32%
  Tax-exempt investment
    securities ...............       3,835              36         3.75%           12,584             120          3.81%
                                  --------          ------         -----         --------           -----
Total interest-earning
  assets .....................     249,119           4,626         7.43%          254,958           4,534          7.11%
Non-interest-earning
  assets .....................      10,563                                          8,968
                                  --------                                       --------
    Total ....................    $259,682                                       $263,926
                                  ========                                       ========
Interest-bearing
  liabilities:
    Regular savings ..........    $ 43,566             294         2.70%         $ 46,676             316          2.71%
    NOW accounts .............      23,966              96         1.60%           24,033              97          1.61%
    Money market
      accounts ...............      22,747             178         3.13%           25,275             184          2.91%
    Time certificates of
      deposit ................     101,451           1,384         5.46%          102,241           1,376          5.38%
    Other interest expense ...           0              74                              0              47
                                  --------          ------                       --------          ------
    Total interest-bearing
      liabilities ............     191,730           2,026         4.23%          198,225           2,020          4.08%
Non-interest-bearing
  liabilities ................       2,355                                          2,394
Net worth ....................      65,597                                         63,307
                                  --------                                       --------
    Total ....................    $259,682                                       $263,926
                                  ========          ------         -----         ========          ------          -----
Net interest income/
  interest rate spread .......                      $2,600         3.20%                           $2,514          3.04%
                                                    ======         =====                           ======          =====
Net earning balance/net
  yield on interest-earning
  assets .....................    $ 57,389                         4.17%         $ 56,733                          3.94%

_______________________________

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

       Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to achieve consistent growth of net interest income through periods of changing interest rates. To accomplish rate sensitivity management requires maintaining an appropriate balance between interest sensitive assets and liabilities. At June 30, 1997, the Company's one year interest rate sensitivity cumulative gap position is asset sensitive 19.0%, as a percent of total earning assets.

The following table depicts the Company's interest rate sensitivity at June 30, 1997.




                                                                             Sensitivity Period
                                         ------------------------------------------------------------------------------------------
                                                                                                            Beyond
                                         0-3 Mos.          6 Mos.          1 Year         1-3 Years         3 Years          Total
                                         --------         -------         --------        ---------         -------        --------
                                                                       (dollars in thousands)
Interest earning assets:
    Loans.......................          $11,038         $10,114         $  8,003        $  7,925          $53,631        $ 90,711

    Investments.................           82,857          11,808            4,497          12,989           42,887         155,038
                                          -------         -------         --------        --------          -------        --------
      Total.....................          $93,895         $21,922         $ 12,500        $ 20,914          $96,518        $245,749
                                          =======         =======         ========        ========          =======        ========
Interest-bearing liabilities:
    Deposits....................          $13,809         $24,957         $ 42,982        $ 49,907          $58,214        $189,869
                                          =======         =======         ========        ========          =======        ========
Period sensitivity gap..........          $80,086         $(3,035)        $(30,482)       $(28,993)         $38,304        $ 55,880
Cumulative sensitivity gap......          $80,086         $77,051         $ 46,569        $ 17,576          $55,880        $ 55,880
Cumulative sensitivity gap as
    a percent of earning
    assets......................            32.6%           31.4%            19.0%            7.2%            22.7%



       All categories of interest earning assets and that portion of interest-bearing liabilities classed as certificates of deposits ($101,185) are scheduled based on each items individual contracted maturity or the next interest rate repricing date. The remaining interest-bearing deposits are spread through the various sensitivity periods based on assumptions by management of activity relating to new and run-off of account balances.

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


                                        CAPITAL RATIOS


                                        MINIMUM
                                        REGULATORY            PORTSMOUTH
                                        CAPITAL            BANK SHARES, INC.
                                        LEVEL            12/31/96     6/30/97
                                        ----------       --------     -------
Leveraged Capital                       4.0%               24.0%       25.7%

Total Capital (sum of Tier 1 and        8.0%               58.6%       59.0%
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

       The Company is not under any regulatory restrictions regarding retained earnings available for distribution. At June 30, 1997 all of the retained earnings, $36.6 million, could be distributed in accordance with Rule 4-08 (e)
(1) of Regulation S-X.

       Earnings appropriated to bad debt reserves for losses and deducted for federal income tax purposes are not available for dividends or distributions without the prior payment of taxes at the current income tax rates on an amount greater than the amount appropriated to bad debt reserves.

                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS:

              Not Applicable

ITEM 2.       CHANGES IN SECURITIES:

              Not Applicable

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES:

              Not Applicable

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS:

              Not Applicable

ITEM 5.       OTHER INFORMATION:

              Not Applicable

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K:

              a)  Not Applicable

              b)  Not Applicable

                                    SIGNATURE

       Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Portsmouth Bank Shares, Inc., the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PORTSMOUTH BANK SHARES, INC.



                                      /s/ Harry R. Hart
Date: AUGUST 11, 1997             By: _____________________________
                                      Harry R. Hart, President
                                      and Chief Executive Officer
                                      (Principal Financial Officer)